Form 10-Q
period 2017-06-30
AIS Holdings, Inc.
filed 2017-08-14
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 AIS HOLDINGS, INC. FKA SUPERB ACQUISITION, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-90019	N/A
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

2-5-16-701, Shirogane, Minato-ku, Tokyo, 108-0072, Japan

(Address of principal executive offices)

Registrant’s telephone number, including area code 401-641-0405

SUPERB ACQUISITION, INC.

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 3 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2017: 20,000,000 shares of common stock.

AIS HOLDINGS, INC. FKA SUPERB ACQUISITION, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

 AIS HOLDINGS, inc. fka SUPERB ACQUISITION, INC.

BALANCE SHEETS

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$850	3,425
TOTAL LIABILITIES	$850	$3,425

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and March 31, 2017.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017.	2,000	2,000
Additional paid in capital	2,998	98
Accumulated deficit	(5,848)	(5,523)
TOTAL STOCKHOLDERS’ DEFICIT	(850)	(3,425)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

- F1-

 AIS HOLDINGS, inc. fka SUPERB ACQUISITION, INC.

sTATEMENT OF OPERATIONS

Three Months Ended June 30, 2017

Revenue:	$-

Expenses:
General and administration	$325

Operating loss	(325)

Net loss	$(325)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding - basic and diluted	20,000,000

 The accompanying notes are an integral part of these unaudited financial statements.

- F2 -

 AIS HOLDINGS, INC. FKA SUPERB ACQUISITION, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325)
Change in current assets and liabilities:
Accrued expenses	(2,575)
Contributed Capital	2,900
Net Cash Provided By (used in) Operating Activities	-

Net Cash Used In Investing Activities	-
Net Cash Used In Financing Activities	-
CHANGE IN CASH	-
CASH AT BEGINNING OF PERIOD	$-
CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

- F3 -

 Ais holdings, inc. fka superb acquisition, inc.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Superb Acquisition, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Superb Acquisition, Inc. On June 20, 2017, we changed our name to AIS Holdings, Inc. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of June 30, 2017, the Company had not yet commenced any operations.

The Company has elected March 31st as its fiscal year end.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of June 30, 2017, and the results of operations and cash flows for the three-month period ended June 30, 2017. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending March 31, 2018. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2017.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2017 and March 31, 2017 were $0.

- F4 -

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2017.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of June 30, 2017 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of June 30, 2017.

The Company’s stock based compensation for the period ended June 30, 2017 was $0.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

- F5 -

NOTE 3 - Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 – Accrued Expenses

Accrued expenses totaled $850 as of June 30, 2017 as compared to March 31, 2017 which was $3,425 and consisted primarily of professional fees.

NOTE 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2017, the Company has incurred a net loss of approximately $3,848 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2037. The loss results in a deferred tax asset of approximately $1,347 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

 NOTE 6 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2017.

- F6 -

NOTE 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at June 30, 2017 and March 31, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at June 30, 2017 and March 31, 2017.

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

On June 18, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company entered into and consummated a Share Purchase Agreement (the “Agreement”) with Takehiro Abe., with an address at at 2-5-16-701, Shirogane, Minato-ku, Tokyo, 108-0072, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takehiro Abe 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares.

The Company did not have any potentially dilutive instruments as of June 30, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the period ended June 30, 2017 our sole officer and director paid expenses and accrued expenses on behalf of the Company totaling $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees.

NOTE 8 – Related-Party Transactions

Equity

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the period ended June 30, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended March 31, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $98. These expenses are considered contributions to the Company and consisted primarily of filing fees. Total additional paid-in capital is $2,998.

 NOTE 9 - Subsequent Events

Management has evaluated subsequent events through August 14, 2017. On June 18, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, our former director and sole shareholder of Superb Acquisition, Inc. (the “Registrant” or “Company”), entered into and consummated a Share Purchase Agreement (the “Agreement”) with Takehiro Abe with an address at 2-5-16-701, Shirogane, Minato-ku, Tokyo, 108-0072, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takehiro Abe 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares in consideration of $34,900.

On June 18, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer, such resignation of which was effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On June 18, 2017, Mr. Takehiro Abe was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer, to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

- F7 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended June 30, 2017, we had a net loss of $325 which was comprised mostly of professional fees compared to net loss of $5,523 from January 30, 2017, (inception) through March 31, 2017, the end of our fiscal year. The reason being that our costs were lower for the first quarter ending June 30, 2017 are due to decreased costs in professional fees.

PLAN OF OPERATION

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Our cash balance is $0 as of June 30, 2017.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from our President and CEO as well as our majority shareholder, who has informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration. The President, CEO and sole Director, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to our CEO as of June 30, 2017.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017 or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of June 30, 2017 and March 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the interim financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period beginning between our fiscal year end through the date of this filing, there have been no unregistered sales of securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2017. (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

 ____________________

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS, INC.

(Registrant)

By: /s/ Takehiro Abe

Principal Executive Officer

By: /s/ Takehiro Abe

Principal Financial Officer

Dated: August 14, 2017