Form 10-Q
period 2017-12-31
AIS Holdings Group, Inc.
filed 2018-02-08
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2018: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

 AIS HOLDINGS GROUP, inc.

BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017 (Unaudited)	As of March 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$5,841	$-

TOTAL CURRENT ASSETS	5,841	-

Non-current Assets
Software, net	$21,329	$-

TOTAL NON-CURRENT ASSETS	21,329	-

TOTAL ASSETS	$27,170	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$32,394	$-
Accrued expenses	-	3,425

TOTAL LIABILITIES	32,394	3,425

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2017 and March 31, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017)	2,000	2,000
Additional paid-in capital	4,248	98
Accumulated deficit	(11,519)	(5,523)
Accumulated other comprehensive income (loss)	47	-

TOTAL SHAREHOLDERS' DEFICIT	(5,224)	(3,425)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$27,170	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months	Nine months
	Ended	Ended
	December 31, 2017	December 31, 2017

OPERATING EXPENSE
General and administrative expenses	$5,271	$5,996

Total Operating Expenses	5,271	5,996

NET LOSS	$(5,271)	$(5,996)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	47	47

TOTAL COMPREHENSIVE LOSS	$(5,224)	$(5,949)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F2 -

 AIs HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months Ended
December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software	449
Changes in operating assets and liabilities:
Accrued expenses	(3,425)
Capital contribution	4,150
Net cash used in operating activities	(4,822)

CASH FLOWS FROM INVESTING ACTIVITIES
purchase of software	(21,778)
Net cash provided by (used in) investing activities	(21,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	32,394
Net cash provided by financing activities	32,394

Net effect of exchange rate changes on cash	47

Net Change in Cash and Cash Equivalents	$5,841
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$5,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AIS Holdings Group, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Superb Acquisition, Inc. On June 20, 2017, we changed our name to AIS Holdings Group, Inc.

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takehiro Abe. Pursuant to this Agreement, on October 25, 2017 transferred to the Company, 100 shares of the common stock of AIS Japan Co., Ltd.., a Japan corporation (“AIS Japan”), which represents all of its issued and outstanding shares, in consideration of 1,000,000 JPY ($8,875).

Following the effective date of the share purchase transaction above on October 25, 2017, the Company gained a 100% interest in the issued and outstanding shares of AIS Japan’s common stock and AIS Japan became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of AIS Japan.

Effective December 8, 2017, AIS Japan purchased the software and web applications for a customer management system named UQMS (Using Qrcode Management System) from Promotion Plus Co., Ltd. for the total amount of JPY 2,453,760 ($21,778). At present, all of the customer management services provided to Japanese customers (primarily small to mid-sized companies) by AIS Japan are intended to be provided via the UQMS software and web applications.

The Company has elected March 31st as its fiscal year end.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of December 31, 2017, and the results of operations and cash flows for the three-month period ended December 31, 2017. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending March 31, 2018. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

- F4 -

Property, Plant and Equipment

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 2 to 5 years; computer equipment, 2 to 5 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years.

Significant improvements are capitalized when it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. When improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease. The Company uses the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended December 31, 2017 and period from January 30, 2017 (inception) to December 31, 2017, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Foreign currency translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2017
Current JPY: US$1 exchange rate	112.67
Average JPY: US$1 exchange rate	111.66

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2017.

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

The Company does not have any potentially dilutive instruments as of December 31, 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $0 as of December, 2017 as compared to March 31, 2017 which was $3,425 and consisted primarily of professional fees.

NOTE 5 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% of a company’s assessable profit. The Company’s subsidiary, AIS Japan, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

Net operating loss of $160 is fully allowed as the Company is not able to estimate future operating results due to limited operating history.

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2017, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $3,425 as of March 31, 2017 and will expire beginning in the year 2034. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

- F6 -

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at December 31, 2017 and March 31, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at December 31, 2017 and March 31, 2017.

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

The Company did not have any potentially dilutive instruments as of December 31, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the period ended December 31, 2017 our sole officer and director paid expenses and accrued expenses on behalf of the Company totaling $4,150. These expenses are considered contributions to the Company and consisted primarily of professional fees.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Equity

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the nine month period ended December 31, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $4,150. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended March 31, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $98. These expenses are considered contributions to the Company and consisted primarily of filing fees. Total additional paid-in capital is $4,248.

Due to related party

As of December 31, 2017, the Company had $32,394 owed to Takehiro Abe, CEO of the Company for payments paid directly to fund operations on behalf of the Company. These are due on demand and bear no interest.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - Software

Software

The following table presents details of our purchased software assets as of March 31, 2017 and December 31, 2017:

	Balance at March 31, 2017	Additions	Impairments	Amortization		Balance at December 31, 2017
Software	$0	$21,778	$-	$(449)	$	$21,329

	$0	$21,778	$-	$(449)	$	$21,329

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $0 and $0 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for software assets was $449 and $0 for the nine months ended December 31, 2017 and 2016, respectively.

The estimated future amortization expense of our software assets as of December 31, 2017 is as follows:

Year ending December 31, 2017	Amount
2018	7,253
2019	7,253
2020	6,823
Total	$21,329

NOTE 9 – SUBSEQUENT EVENTS

None.

- F7 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PLAN OF OPERATION

Effective December 8, 2017, AIS Japan Co., Ltd., a Japanese Corporation (“AIS Japan”) which is a wholly owned subsidiary of “the Company”, AIS Holdings Group, Inc. purchased UQMS (Using Qrcode Management System), a software and web application for customer management, from Promotion Plus Co., Ltd. in the total amount of JPY 2,453,760 ($21,778).

At this time, and moving forward, we operate solely through our wholly owned subsidiary, and the nature of our business is and will be finding clients who will pay for the use of our software and web application for customer management.

We will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

Our cash balance is $5,841 as of December 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Officer and Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2017, the company has a related-party payable in the amount of $32,394 to Takehiro Abe, our sole Officer and Director.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $5,271 for the three months ended December 31, 2017. We have recorded a net loss of $5,996 for the nine months ended December 31, 2017. The larger net loss we experienced for the three months ended December 30, 2017 is attributed to an increase in professional fees.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2017, the Company has suffered from recurring losses and had generated negative cash flows from operations of $4,822. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2017. (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

 ____________________

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Takehiro Abe

Principal Executive Officer

By: /s/ Takehiro Abe

Principal Financial Officer

Dated: February 8, 2018