Form 10-K
period 2018-03-31
AIS Holdings Group, Inc.
filed 2018-07-03
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-90019

AIS HOLDINGS, GROUP

(Exact name of registrant as specified in its charter)

Delaware	36-4877329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-41-7-336, Shinsakae Naka-ku Nagoya-shi, Aichi, Japan	460-0007
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of September 30, 2017, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of July 3, 2018, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Stemcell Holdings, Inc.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Superb Acquisition, Inc., under the laws of the State of Delaware on January 30, 2017, with an objective to acquire, or merge with, an operating business.

On June 18, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the previous sole shareholder of Superb Acquisition, Inc. entered into and consummated a Share Purchase Agreement (the “Agreement”) with Takehiro Abe., with an address at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takehiro Abe 20,000,000 shares of our common stock, which represented all of our issued and outstanding shares in consideration of $34,900.

In regards to the above transaction, the shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S") since the sale of common stock was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Following the closing of the share purchase transaction, Takehiro Abe gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On June 18, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer, such resignation of which is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On June 18, 2017, Mr. Takehiro Abe was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer, to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On June 20, 2017, the Company filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to AIS Holdings Group, Inc.

On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takehiro Abe. Pursuant to this Agreement, on October 25, 2017 Takehiro Abe transferred to AIS Holdings Group, Inc., 100 shares of the common stock of AIS Japan Co., Ltd.., a Japan corporation (“AIS Japan”), which represents all of its issued and outstanding shares, in consideration of 1,000,000 JPY.

Following the effective date of the share purchase transaction above on October 25, 2017, AIS Holdings Group, Inc. gained a 100% interest in the issued and outstanding shares of AIS Japan’s common stock and AIS Japan became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of AIS Japan.

Overview

We are a start-up stage company with a fiscal year end of March 31. Effective February 28, 2018, our wholly owned subsidiary, which we operate exclusively through at this time, AIS Japan, purchased a software platform package (referred to herein as “Cryptocurrency System”), which is comprised of our website, from Herol Gaibin in the amount of 2,000,000 JPY ($18,822).

Our primary business objective is to operate the cryptocurrency system through the website https://coindesuka.com. This website is currently under development, so any and all plans as to the exact specifications of the website may be altered during the course of development. In addition to our primary objective, we also intend to offer IT consulting specifically related to ICOs, and we intend to create comparable cryptocurrency software for clients.

Primary Business Activity

Note: “Coins” refer to digital tokens, also referred to herein as “cryptocurrency.” These items have no physical tangible value.

Our principal business activity revolves around the operation of our Cryptocurrency System which is being developed at https://coindesuka.com. On our website users will be greeted with a variety of features and functions that are relevant to the current cryptocurrency market. While we have several features implemented at present, it is important to note that our website is still in ongoing development and certain features may change and/or be removed entirely if necessary.

Our pricing policies regarding access to our website have not been fully determined at this time. Our current intention is to charge a monthly access fee for each user in order to remove the alternative necessity of funding our website through advertisements. The exact cost of access will be evaluated as development continues.

At present, our intention is for users to create their own log in information and customizable profile that will display their full name and username. On their profile they will be able to view user agreements such as the terms and conditions of use (which is also being developed) and for added security they will be able to opt into two factor authentication. This feature will utilize the google authenticator for android and iOS, and users will be able to opt in and out of this additional security verification.

Coindesuka will have three primary functions: A cryptocurrency wallet, a cryptocurrency exchange, and an ICO tab to view current ICOs. The cryptocurrency wallet will enable users to deposit and withdraw digital coins, as well as view their current cryptocurrency balance at any time. Additionally, users will be able to send coins to others, view current news, announcements and ongoing ICOs.

In the exchange tab of the website, users will be able to view live updated exchange rates for various cryptocurrencies, place both buy and sell orders for various cryptocurrencies (at present this is limited to ETH and BTC, but we have intentions to add additional cryptocurrencies over time) and view their open orders. Users will have access to their order list where they can see the amount of cryptocurrencies exchanged, whether it was bought or sold, and at what value. In this same section of the website users will be able to make deposits into their account, look at a live trade view complete with transaction history, as well as their trade history.

On the ICO tab of the website users will be able to view a list of ongoing ICOs. This list is not comprehensive of every active ICO across the internet, and we are currently evaluating which ICOs will be displayed in this location. However, in no way will the Company be acting as a conduit, or a broker to sell any digital coins of any party. The Company has no plans for ICO’s to be able to be conducted via the website.

As our website further develops we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the website should be viewed in light of the fact that development is ongoing.

IT Consulting Services

At present, we intend to constrain our IT consulting service to matters specifically related to ICOs. Our Chief Executive Officer, Takehiro Abe, intends to offer consulting services to clients who are seeking to better understand, or improve the effectiveness of their, ICOs. Mr. Abe has experience with creating ICOs, such as the FTV Token created on Ethereum, and intends to advise clients based on his own first hand experiences in the industry. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case by case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party.

Software (Website) Creation

Through third party consultants, who we have not definitively identified or created contracts with at this point in time, we intend to create websites with a comparable framework to our own for potential clients. This will not be an exact mirror of the website created for AIS Japan, but will fulfill a similar purpose. We intend to oversee and work closely with our future third party consultants to ensure that they will work closely with potential clients for this services and will make necessary requested changes in order to customize their platform. At present we do not have any plans for when we will begin to conduct this service, and it remains in the planning stages. Additionally, we do not yet have any pricing policies in place for this service.

Marketing Plan

Our marketing plan, at present, is not yet complete and is still being researched and developed. Our initial goal is to complete development of our website at: https://coindesuka.com. Subsequent to the conclusion of development we intend to begin to market our website online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan.

Future Plans

Our future plans, at present, are constrained to finalizing the details of our services and our website. We intend to develop pricing policies and strategies for the implementation of all the services we have detailed herein. However, we do not have a specific timeline in place for how long it will take us to finalize such plans. Subsequent to finalizing our services, our pricing, and our website, we will begin exploring methods through which we can begin to effectively market our services. We also intend to hire additional employees, but we have no plans in place regarding the criteria for future staff members at this point in time. Our efforts to finalize a marketing plan and begin to hire additional employees will be an ongoing process.

Properties

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by the Chief Executive Officer and is provided to the Company free of charge.

Employees

Currently, we have a total of one full time employee. Our full time employee is our Chief Executive Officer Mr. Takehiro Abe. He can currently, and intends to continue to, devote 40 hours per week to the Company. We plan to have tentative plans to hire additional employees on a need be basis that is currently unidentified.

Item 1A. Risk Factors.

Any technical issues with our Cryptocurrency System could severely impact our business operations.

As our business is primarily based around our Cryptocurrency System we are highly dependent upon the continued performance of our platform. As with all software and web applications, there may be, from time to time, technical malfunctions that arise. It is possible that to remedy any such situation would require substantial time, resources and technical knowledge that we may not have or be able to acquire in a timely fashion. In the event that our system suffers any such malfunction it is possible that we may lose customers, we may have to spend additional capital to repair the issue, or our operations would be forced to suspend or cease entirely.

Because we operate in highly competitive industries, our revenues or profits could be harmed if we are unable to compete effectively.

The blockchain and fintech industries in which we operate are subject to intense competition. We compete against corporations which offer comparable software, platforms, services, have a longer operating history, have greater revenue and resources, amongst other advantages. If we cannot compete effectively we may not generate substantive revenue or profits which could negatively impact the value of our common stock.

We will require additional funds in the future to achieve our current business strategy. Our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially averse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our operations, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

If we were to lose the services of Mr. Takehiro Abe we may not be able to execute our business strategy.

We currently depend on the continued services and performance of the only of our management team, Mr. Takehiro Abe, our Chief Executive Officer His leadership has played an integral role in our company. The loss of the key member of our management team could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

If we are unable to hire qualified personnel and retain or motivate key personnel, we may not be able to grow effectively.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. Competition in our industry for qualified employees is very competitive. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We have generated no revenue to date since our inception.

We are a start-up stage company. We have generated no revenue to date and may be unable to generate any or any significant amounts of revenue in the future. Because we may not be able to generate revenue or any significant amounts of revenue in the future our common stock may become worthless.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small developing company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We have only recently adopted a bona fide business plan. Currently, we operate through our wholly owned subsidiary AIS Japan Co., Ltd. The likelihood of our success must be considered in light of the expenses and difficulties in development of a customer base nationally, attaining and retaining customers and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

We are an early stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability.

We are at an early stage of development of our operations as a company. We have only recently started to operate business activities and have generated no revenue from such operations. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our company into one that is more profitable. There can be no assurance that we will be able to fully implement our business plan at reasonable costs or successfully operate. We expect it will take several years to implement our business plan fully, if at all.

Any failure to protect our intellectual property could reduce the value of our brand and harm our business.

The recognition and reputation of our brand are integral to our success. The success of our business depends in part upon our continued ability to use our intellectual property to increase brand awareness and further develop our brand.

There may be times in the future we need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business or reputation. Failure to maintain, control and protect our intellectual property would adversely affect our business.

Our Principal executive offices are located in Japan and our Company has non-U.S. resident Officers and Directors. As such, it may be difficult to pursue legal action against our Company or Directors.

Due to the fact that our Company’s executive office is located in Japan and our Company has non-U.S. resident Officers and Directors, the enforceability of civil liability provisions of U.S. federal securities laws against the company’s Officers and Directors, and company assets located in foreign jurisdictions, will be limited if possible at all.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a very limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. This inability could cause our net income, if there is any income at all, in a given quarter to be lower than expected.

If we are unable to successfully create a client base for our Cryptocurrency System we may never achieve profitability.

At present we do not have a customer base for our Cryptocurrency System. In the future, if we are unable to successfully market our new customers, we will fail to successfully compete with companies offering similar systems, or for any reason at all, we could be unsuccessful in creating a user base for our system. In the event that we cannot get enough, or any, users to utilize our Cryptocurrency System then the results of our business would be materially affected and we would be able to offer no assurances that our Company would become profitable in the short term, if at all.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• General economic conditions;

• The future of cryptocurrency and blockchain technology;

• Our ability to retain, grow our business and attract new clients;

• Administrative costs;

• Advertising and other marketing costs;

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Currently, Takehiro Abe owns 100% of our common stock. After the consummation of this offering Takehiro Abe will continue to have majority control of the Company’s common stock. As a result, he has a substantial voting power in all matters submitted to our stockholders for approval including:

• Election of our board of directors;

• Removal of any of our directors;

• Amendment of our Certificate of Incorporation or bylaws;

• Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position Takehiro Abe is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by Takehiro Abe could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Takehiro Abe stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Due to the fact that we are a publicly reporting company we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as an SEC reporting Company, will be costly because an external third party consultant(s), attorney, or firm, may have to assist us in following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our officers and director have limited experience as an officer or director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our officers and director lack experience in, and with, the reporting and disclosure obligations of publicly-traded companies.

Our officers and director lack experience in, and with, the reporting and disclosure obligations of publicly-traded companies and with serving as an officer and or director of a publicly-traded company. This lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers’ and director’s ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

We do not intend to pay dividends on our common stock.

We have no intention to declare or pay any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Our securities have no prior market and an active trading market may not develop, which may cause our common stock to trade below the initial public offering price.

Prior to this offering there has been no public market for our common stock. The initial public offering price for our common stock is fixed at $0.03 per share. This offering is being made on a self-underwritten, “best efforts” basis. The fixed price that our common stock is offered at pursuant to this offering is not indicative of the market price of our common stock after this offering. If you purchase shares of our common stock, you may not be able to resell those shares at or above the initial public offering price. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market on or otherwise or how liquid that market might become. An active public market for our common stock may not develop or be sustained after the offering. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 20,000,000 shares are issued and outstanding as of July 3 2018. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future which may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. At this time we have no shares of preferred stock issued and outstanding.

Our preferred stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We intend to have our common stock be quoted on the OTC MarketPlace. If our securities are not quoted on the OTC MarketPlace, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC MarketPlace differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC MarketPlace, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC MarketPlace our securities will trade on the OTC MarketPlace until a future time, if at all. We may not now and it may never qualify for quotation on the OTC MarketPlace.

Holders

As of July 3, 2018, there are approximately 1 shareholder of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

Our cash balance is $11,864 as of March 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2018, the Company has $51,575 due to the related party of Mr. Takehiro Abe, our sole officer and director.

We are a start-up company and have generated no revenue for the year ended March 31, 2018. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $25,353 for the year ended March 31, 2018 as opposed to $5,523 for period ended March 31, 2017. The increase in net loss is attributed to increased costs of revenues and operating expenses.

Going Concern

For the year ended March 31, 2018, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Stemcell Holdings, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F10

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from January 30, 2017 (Inception) to March 31, 2017, and the year ended March 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the periods them ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

July 3, 2018

- F2 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2018	March 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$11,864	$-

TOTAL CURRENT ASSETS	11,864	-

Non-current Assets
Software, net	$17,962	$-

TOTAL NON-CURRENT ASSETS	17,962	-

TOTAL ASSETS	$29,826	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$51,575	$-
Accrued expenses	1,107	3,425

TOTAL LIABILITIES	52,682	3,425

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2018 and March 31, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2018 and March 31, 2017)	2,000	2,000
Additional paid-in capital	6,111	98
Accumulated deficit	(30,876)	(5,523)
Accumulated other comprehensive income (loss)	(91)	-

TOTAL SHAREHOLDERS' DEFICIT	(22,856)	(3,425)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$29,826	$-

The accompanying notes are an integral part of these consolidated financial statements

- F3 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	For the Year
	Ended	Ended
	March 31, 2018	March 31, 2017

OPERATING EXPENSE
General and administrative expenses	$25,520	$5,523

Total Operating Expenses	25,520	5,523

Gain on sale of equipment	(3,091)	-
Interest expenses	1,863	-

Loss before tax	(24,292)	(5,523)

Income tax expenses	1,061	-

NET LOSS	$(25,353)	$(5,523)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(91)	-

TOTAL COMPREHENSIVE LOSS	$(25,444)	$(5,523)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements

- F4 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN		COMPREHENSIVE		ACCUMULATED
	NUMBER	AMOUNT	CAPITAL		LOSS		DEFICIT		TOTALS

Balance as of January 30, 2017 (date of inception)	-	$-	$-	$		$		$
Founder’s common shares issued for services	20,000,000	$2,000	-		-		-		$2,000
Contributed Capital	-	-	98		-		-		98
Net Loss for the period from January 30, 2017 through March 31, 2017	-	-	-		-		(5,523)		(5,523)

Balance - March 31, 2017	20,000,000	$2,000	$98		$-		$(5,523)		$(3,425)
Contributed Capital	-	-	6,013		-		-		6,013
Net loss for the period from April 1, 2017 through March 31, 2018	-	-	-		-		(25,353)		(25,353)
Foreign currency translation	-	-	-		(91)		-		(91)
Balance – March 31, 2018	20,000,000	$2,000	$6,111		$(91)		$(30,876)		$(22,856)

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,353)	$(5,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,863	-
Depreciation expense	2,546	-
Stock-based compensation	-	2,000
Changes in operating assets and liabilities:
Accrued expenses	(2,318)	3,425
Capital contribution	4,150	98
Net cash used in operating activities	(19,112)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of software	20,092	-
Purchase of software	(40,600)	-
Net cash provided by (used in) investing activities	(20,508)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	51,575	-
Net cash provided by financing activities	51,575	-

Net effect of exchange rate changes on cash	(91)	-

Net Change in Cash and Cash Equivalents	$11,864	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$11,864	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

AIS HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

Effective December 8, 2017, AIS Japan purchased the software and web applications for a customer management system named UQMS (Using Qrcode Management System) from Promotion Plus Co., Ltd. for the total amount of JPY 2,168,650 ($20,247). At present, all of the customer management services provided to Japanese customers (primarily small to mid-sized companies) by AIS Japan are intended to be provided via the UQMS software and web applications.

On February 28, 2018, AIS Japan sold UQMS to TetrastaR Co., Ltd. for the total amount of JPY 2,500,000 ($23,337).

Effective February 28, 2018, AIS Japan purchased the basic software for cryptocurrency trading platform (“Cryptocurrency System”) from Herol Gaibin in amount of 2,000,000 JPY ($18,822). AIS Japan intends to provide the IT development service focused on financial technology field throughout Japan by using the Cryptocurrency System.

AIS Japan intends to utilize the Cryptocurrency System as the original edition for its products or service. AIS Japan plans to customize the Cryptocurrency System according to each client’s need.

The Company has elected March 31st as its fiscal year end.

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

- F7 -

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended March 31, 2018 and March 31, 2017, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

March 31, 2018
Current JPY: US$1 exchange rate	106.26
Average JPY: US$1 exchange rate	110.83

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2018 or 2017.

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

The Company does not have any potentially dilutive instruments as of March 31, 2018 or March 31, 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

- F8 -

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $1,107 as of March 31, 2018 as compared to March 31, 2017 which was $3,425 and consisted primarily of professional fees.

NOTE 5 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 21% of a company’s assessable profit. The Company’s subsidiary, AIS Japan, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2018, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $5,253 as of March 31, 2018 and will expire beginning in the year 2035. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

- F9 -

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2018 and March 31, 2017.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2018 or March 31, 2017.

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

The Company did not have any potentially dilutive instruments as of March 31, 2018 and March 31, 2017 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the period ended March 31, 2018 and March 31, 2017 our sole officer and director paid expenses and accrued expenses on behalf of the Company totaling $4,150 and $98. These expenses are considered contributions to the Company and consisted primarily of professional fees.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Equity

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the year ended March, 31, 2018, the Company had imputed interest of $1,863.

During the year ended March 31, 2018, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $4,150. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended March 31, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $98. These expenses are considered contributions to the Company and consisted primarily of filing fees. Total additional paid-in capital is $6,111.

Due to related party

As of March 31, 2018, the Company had $51,575 owed to Takehiro Abe, CEO of the Company for payments paid directly to fund operations on behalf of the Company. These are due on demand and bear no interest.

During the year ended March, 31, 2018, the Company had imputed interest of $1,863.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - SOFTWARE

Software

Effective December 8, 2017, AIS Japan purchased the software and web applications for a customer management system named UQMS (Using Qrcode Management System) from Promotion Plus Co., Ltd. for the total amount of JPY 2,168,650 ($20,247). At present, all of the customer management services provided to Japanese customers (primarily small to mid-sized companies) by AIS Japan are intended to be provided via the UQMS software and web applications.

On February 28, 2018, AIS Japan sold UQMS to TetrastaR Co., Ltd. for the total amount of JPY 2,500,000 ($23,337). The Company had the gain of $3,091.

Effective February 28, 2018, AIS Japan purchased the basic software for cryptocurrency trading platform (“Cryptocurrency System”) from Herol Gaibin in amount of 2,000,000 JPY ($18,822). AIS Japan intends to provide the IT development service focused on financial technology field throughout Japan by using the Cryptocurrency System. The useful life of Cryptocurrency System is three years.

The following table presents details of our purchased software assets as of March 31, 2017 and March 31, 2018:

	Balance at	Additions	Impairments	Amortization	Disposal	Balance at
	March 31, 2017					March 31, 2018

Customer Management System	$-	$21,778	$-	$(1,531)	$20,247	$-

Cryptocurrency System	-	18,822	-	(860)	-	17,962

Total	$-	$40,600	$-	$(2,391)	$20,247	$17,962

NOTE 9 – SUBSEQUENT EVENTS

None.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: lack of segregation of duties, lack of an audit committee, lack of well-established procedures to identify, approve and report related party transactions, lack of a majority of outside directors on board of directors, and lack of sufficient accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: lack of segregation of duties, lack of an audit committee, lack of well-established procedures to identify, approve and report related party transactions, lack of a majority of outside directors on board of directors, and lack of sufficient accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	34	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	34	President, Chief Executive Officer and Director

Takehiro Abe

Mr. Takehiro Abe obtained his Masters of Engineering Degree from Nagoya University in 2007, specializing in micro-nano systems. In 2007 he took a job as a system engineer at Hitachi, Ltd. In 2009 he left Hitachi and started his own independent practice as an insurance agent selling insurance policies until 2015. In 2015, he incorporated LDSQUARE Co., Ltd. in Japan. Currently, as the president of LDSQUARE Co., Ltd., Mr. Abe provides institutional financial advisory services.

On April 1, 2016 he was appointed as the Chief Operating Officer and Director of White Fox Ventures, Inc., a Nevada Corporation. On August 12, 2016, he was appointed as Chief Financial Officer of White Fox Ventures, Inc. On June 20, 2017, he resigned as the Chief Operating Officer, Chief Financial Officer and Director of White Fox Ventures, Inc. The resignation was not the result of any material disagreements with the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Director(s) evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our sole officer and director Takehiro Abe, at the address appearing on the first page of this Information Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2018.

Procedure for Nominating Directors

In 2018, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2018 and for the year ended March 31, 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas DeNunzio, Former Sole Officer and Director	2017	0	0	2,000	0	0	0	0	2,000
Takehiro Abe, Current Sole Officer and Director	2018	0	0	0	0	0	0	0	0

On June 18, 2017, Mr. Thomas DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Director Secretary and Treasurer.

On June 18, 2017, Mr. Takehiro Abe was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole officer and director received no compensation for services as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements of our Sole Officer and Director

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report the Company has 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

*The table below is as of March 31, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Takehiro Abe, Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer	20,000,000	100.00%	N/A	N/A	100.00%
5% Shareholders
N/A	-	-	-	-	-

*Takehiro Abe and Keiichi Koga are the controlling parties of e-Learning Laboratory Co., Ltd.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our former sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

During the period ended March 31, 2018, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $4,150. These expenses are considered contributions to the Company and consisted primarily of professional fees.

During the period ended March 31, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $98.

During the period ended March 31, 2018, our sole officer and director Takehiro Abe paid expenses on behalf of the Company totaling $51,575. These expenses are considered contributions to the Company and consisted primarily of professional fees.

As of May 31, 2018, the Company owed $51,575 to Takehiro Abe, our Chief Executive Officer and Chief Financial Officer. These advances are due on demand and bear no interest.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2018	2017
Audit fees	M&K CPAS, PLLC	$5,500	$3,000
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$5,500	$3,000

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our sole director. Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our sole director prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our Company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIS Holdings Group, Inc.

(Registrant)

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: July 3, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: July 3, 2018