Form 10-K/A
period 2018-03-31
AIS Holdings Group, Inc.
filed 2018-10-24
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-90019

AIS HOLDINGS,GROUP, INC.

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

As of October 24, 2018, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

We, AIS Holdings Group, Inc., are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2018 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on July 3, 2018, to include additional disclosure regarding, but not limited to, the Company’s current and future intended business activities. Information has been either removed, amended, or added to pages 1, 2, 3, 4, 5, 8 and 13.  This amendment is also being filed to include information not previously present in regards to the section, “Certain relationships and Related Transactions.” While contextual changes have been made to this document it should be read as of the date of the original 10-K filing which occurred on July 3, 2018.

ais holdings group, Inc.

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

On February 28, 2018, AIS Japan purchased the basic package software for cryptocurrency trading platform (“Software Platform Package”) from Herol Gaibin in amount of 2,000,000 JPY ($18,000). AIS Japan intends to provide IT development services pertaining to the Software Platform Package to companies focused on the digital currency industry throughout Japan. Additional information regarding this can be found below under, “Overview.”

On April 1, 2018 the Company entered into an agreement with Trend Rich Global Limited to lease the Company’s Software System package. The Software System Package is source code that can be expanded upon to create custom websites for clients in the digital currency industry.

Overview

We are a start-up stage company with a fiscal year end of March 31. Effective February 28, 2018, our wholly owned subsidiary, which we operate exclusively through at this time, AIS Japan, purchased a "Software Platform Package," from Herol Gaibin in the amount of 2,000,000 JPY ($18,822).

The "Software Platform Package" is source code, intended to be used as a baseline which can be expanded upon to create third party websites for companies in the cryptocurrency industry. The Company currently, and intends to continue to, lease out the source code code, known as the "Software Platform Package", to third parties. Additionally, we offer supplementary IT services to alter the source code in order to add additional features, at the request of clients, for additional fees which may vary depending on the scope of the changes. We have developed a display website, which is not operational and is used solely for display purposes, herein called “Coindesuka”, to showcase features of the object code that can be generated from the source code.

Source code is the set of instructions and statements written by a programmer using a computer programming language. This code is later translated into machine language by a compiler. The translated code is referred to as object code.

References to our “source code” throughout are synonymous with our “Software Platform Package”, “Software System Package” and “Cryptocurrency Trading Platform”. They are all one in the same.

Primary Business Activity

Our principal business activity revolves around the development and licensing of our Software Platform Package. Given that it is possible to customize the Software Platform Package to the specifications set by our potential customers, we will detail herein the base model (without customization) that exemplifies the standard website one can create through the use of our Software Platform Package. On their created website clients will be greeted with a variety of features and functions that are relevant to the current digital currency market. While we have several features implemented at present, it is important to note that our software is still in ongoing development and certain features may change and/or be removed entirely if necessary.

Our pricing policies have not been fully determined at this time, as we are currently evaluating pricing on a case by case basis. At present, our Software Platform Package allows for users of our clients’ websites to create their own log in information and customizable profile that displays their full name and username. On their profile they are able to view user agreements such as the terms and conditions of use and for added security they will be able to opt into two factor authentication. The security feature utilizes the Google authenticator for android and iOS, and users are able to opt in and out of this additional security verification.

Note: “Coins” refer to digital tokens, also referred to herein as “cryptocurrency”. These items have no physical tangible value. A cryptocurrency wallet is a software program that stores private and public keys and interacts with various blockchain to enable users to send and receive digital currency and monitor their balance. If you want to use Bitcoin or any other cryptocurrency, you will need to have a digital wallet. A blockchain is a digitized, decentralized, public ledger of all cryptocurrency transactions.  ICO is synonymous with Initial Coin Offering.

For each client website created with our Software Platform Package there are three main components: A cryptocurrency wallet, a cryptocurrency exchange, and an ICO tab to view current ICOs. The cryptocurrency wallet will enable users to deposit and withdraw digital coins, as well as view their current cryptocurrency balance at any time. Additionally, users will be able to send coins to others, view current news, announcements and ongoing ICOs.

In the cryptocurrency exchange tab of websites created with our Software Platform Package, users are, and will be, able to view live updated exchange rates for various cryptocurrencies, place both buy and sell orders for various cryptocurrencies (at present this is limited to ETH and BTC, but we have intentions to add additional cryptocurrencies over time) and view their open orders. Users have the ability to view their order list where they can see the amount of cryptocurrencies exchanged, whether it was bought or sold, and at what value. In this same section of the website users are able to make deposits into their account, look at a live trade view complete with transaction history, as well as their trade history.

On the ICO tab of websites created with the Software Platform Package users are able to view a list of ongoing ICOs. However, in no way will the Company be acting as a conduit, or a broker to sell any digital coins of any party.

As our software further develops we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing.

Our current and planned business operations and services do not conflict with the rules or regulations in Japan, and the Company does not need any governmental approval due to the fact that the Company’s business is limited to IT development and IT consulting services. Our clients will need to comply with any and all government regulations pertaining to businesses in the cryptocurrency industry.

Consultation Services

At present, our Chief Executive Officer, Takehiro Abe, intends to offer consulting services to clients who are seeking to better understand, or improve the effectiveness of, their ICOs. Mr. Abe has experience with creating ICOs, such as the FTV Token created on Ethereum, and intends to advise clients based on his own first hand experiences in the industry. As part of his role as an IT consultant to the Company that conducted the ICO for the FTV Token, Mr. Abe was responsible for the creation of the ERC20, providing support for the creation of the coin’s white paper, and assisting with the development of an IT system. At present, the ICO of FTV Token has concluded. Mr. Abe hopes to utilize the experience he has gained with FTV Token to assist companies seeking to conduct their own ICO. At present, the ICO of FTV Token has concluded. Mr. Abe hopes to utilize the experience he has gained with FTV Token to assist companies seeking to create their own ICO. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case by case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party and the Company will not be operating any kind of cryptocurrency exchange.

Software (Website) Creation

As mentioned previously, we have a "Software Platform Package" which is source code intended to be used as a baseline, which can be expanded upon, to create third party websites for companies in the cryptocurrency industry. To create these websites, for third parties using our Software Platform package, and to add additional elements not included in our existing software platform package, we intend to hire third party contractors to perform these IT services. We will vet out such contractors on a case by case basis.

Cyber Security

Our "Software Platform Package" is source code intended to be used as a baseline, which can be expanded upon, to create third party websites for companies in the cryptocurrency industry.

Third party websites created with our source code are not hosted on any servers owned by our Company. We do not host any website content, nor do we own any website servers. Clients will, and currently do, utilize their own discretion as to what service provider(s) will host their websites. As a result, any security measures are, in our opinion, the responsibility of our clients. We currently require existing clients, and will continue to require future clients, to sign a release of liability regarding any security breaches of client websites utilizing our source code. Our source code does have built in features to minimize the possibility of hacking, but we do not make any assurances or guarantees that such measures will be sufficient for our clients’ websites. These security features include, but are not limited to, providing users the ability to login with two factor authentication to reduce the chance of a breach of a user’s account password or info. The security feature utilizes the Google authenticator for android and iOS, and users are able to opt in and out of this additional security verification. Clients may add additional security measures to their own websites as seen fit and at their own discretion.

Regarding delivery of our Software Platform Package, we provide the source code to clients via a media disk whereas the source code can be copied onto the client computer. We believe this is more secure than email or comparable methods.

Custody

Our source code is not protected by any trademarks, patents, or  provisions. However, we have clients who lease our source code sign a waiver stating they will not sell, share, or redistribute the source code “Software Platform Package” we provide them to create their own third party websites.

Our clients’ websites, including those developed using our Software System Platform (source code), are owned entirely by the client(s).

Marketing Plan

Our marketing plan, at present, is not yet complete and is still being researched and developed. We have as of yet undeveloped plans to market our Software Platform Package through our showcase website online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan.

Future Plans

Our future plans, at present, are constrained to finalizing the details of our services and our Software Platform Package. We intend to develop pricing policies and strategies for the implementation of all the services we have detailed herein including the lease of our Software Platform Package. However, we do not have a specific timeline in place for how long it will take us to finalize such plans. Subsequent to finalizing our services, and our pricing, we will begin exploring methods through which we can begin to effectively market our services and our Software Platform Package. We also intend to hire additional employees, but we have no plans in place regarding the criteria for future staff members at this point in time. Our efforts to finalize a marketing plan and begin to hire additional employees will be an ongoing process.

Our first priority is to improve upon our existing Software Platform Package which is owned by AIS Japan, our wholly owned subsidiary. On August 16, 2018, AIS Japan Co., Ltd., our wholly owned subsidiary, entered into a Software Development Agreement with Herol Gaibin, whereas Herol Gaibin will improve upon the Company’s existing Software Platform Package. The fee to further develop the software is in amount of 5,000,000 JPY (approximately $45,000). This improvement will be completed by September 30, 2018. A few features that we intend to improve include, but are not limited to, creating new functions for ordering, improve flexibility for multiple cryptocurrencies, shorten development period, improve fault resistance of the system and to effectively use IT resources.

Properties

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by the Chief Executive Officer and is provided to the Company free of charge.

Employees

Currently, we have a total of one full time employee. Our full time employee is our Chief Executive Officer Mr. Takehiro Abe. He can currently, and intends to continue to, devote 40 hours per week to the Company. We have tentative plans to hire additional employees on a need be basis that is currently unidentified.

Item 1A. Risk Factors.

Any technical issues with our Software Platform Package could severely impact our business operations.

As our business is primarily based around our Software Platform Package we are highly dependent upon the continued performance of our platform. As with all software and web applications, there may be, from time to time, technical malfunctions that arise. It is possible that to remedy any such situation would require substantial time, resources and technical knowledge that we may not have or be able to acquire in a timely fashion. In the event that our source code does not function properly when converted to object code it is possible that we may lose customers, we may have to spend additional capital to repair the issue, or our operations would be forced to suspend or cease entirely.

Because we operate in highly competitive industries, our revenues or profits could be harmed if we are unable to compete effectively.

The IT Consulting industry in which we operate is subject to intense competition. We compete against corporations which offer comparable software, platforms, services, have a longer operating history, have greater revenue and resources, amongst other advantages. If we cannot compete effectively we may not generate substantive revenue or profits which could negatively impact the value of our common stock.

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

We have generated no revenue as of March 31, 2018.

We are a start-up stage company. We have generated no revenue as of March 31, 2018 and may be unable to generate any or any significant amounts of revenue in the future. Because we may not be able to generate revenue or any significant amounts of revenue in the future our common stock may become worthless.

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

If we are unable to successfully create a substantial client base for our Software Platform Package we may never achieve profitability.

As of our most recent fiscal year end we do not have a well developed customer base for our Software Platform Package. In the future, if we are unable to successfully market our new customers, we will fail to successfully compete with companies offering similar systems, or for any reason at all, we could be unsuccessful in creating a user base for our system. In the event that we cannot get enough, or any, users to utilize our Software Platform Package then the results of our business would be materially affected and we would be able to offer no assurances that our Company would become profitable in the short term, if at all.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 20,000,000 shares are issued and outstanding as of October 24, 2018. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders

As of our most recent fiscal year end there is approximately 1 shareholder of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

ais hOLDINGS GROUP, Inc.

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

The accompanying notes are an integral part of these consolidated financial statements

- F4 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	LOSS	DEFICIT	TOTAL DEFICIT

Balance as of January 30, 2017 (date of inception)	-	$-	$-	$-	$-	$-
Founder’s common shares issued for services	20,000,000	$2,000	-	-	-	$2,000
Contributed Capital	-	-	98	-	-	98
Net Loss for the period from January 30, 2017 through March 31, 2017	-	-	-	-	(5,523)	(5,523)

Balance - March 31, 2017	20,000,000	$2,000	$98	$-	$(5,523)	$(3,425)
Contributed Capital	-	-	4,150	-	-	4,150
Imputed Interests	-	-	1,863	-	-	1,863
Net loss for the period from April 1, 2017 through March 31, 2018	-	-	-	-	(25,353)	(25,353)
Foreign currency translation	-	-	-	(91)	-	(91)
Balance – March 31, 2018	20,000,000	$2,000	$6,111	$(91)	$(30,876)	$(22,856)

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

The following table presents details of our purchased software assets as of March 31, 2017 and March 31, 2018:

	Balance at	Additions	Impairments	Amortization	Disposal	Balance at
	March 31, 2017					March 31, 2018

Customer Management System	$-	$21,778	$-	$(1,531)	$(20,247)	$-

Cryptocurrency System	-	18,822	-	(860)	-	17,962

Total	$-	$40,600	$-	$(2,391)	$(20,247)	$17,962

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

During the period ended March 31, 2018, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $4,150. These consisted primarily of professional fees.

During the period ended March 31, 2017 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $98.

On June 18, 2017, Mr. Thomas DeNunzio, the sole shareholder (at the time) of AIS Holdings Group, Inc., formerly known as Superb Acquisition, Inc., consummated a sale of 20,000,000 shares of our common stock to Takehiro Abe for an aggregate purchase price of $34,900. Following the closing of the share purchase transaction, Takehiro Abe became the owner of 100% interest in the issued and outstanding shares of our common stock.

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

Dated: October 24, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: October 24, 2018