Form 10-Q/A
period 2018-06-30
AIS Holdings Group, Inc.
filed 2018-10-24
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 24, 2018: 20,000,000 shares of common stock.

EXPLANATORY NOTE

We, AIS Holdings Group, Inc., are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission on August 14, 2018, to remove statement(s) that incorrectly stated that as a penny stock issuer, we are eligible to rely on the safe harbor provision of Section 21E of the Securities Exchange Act of 1934.

We are also filing this amendment to expand our disclosures to address changes to our financial condition and results of operations, including disclosures related to revenues earned from our licensing agreement, and to discuss the course of action that we plan to take to remedy the material deficiency in our liquidity position.

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

The following table presents details of our purchased software assets as of March 31, 2018 and June 30, 2018:

	Balance at	Additions	Impairments	Amortization	Disposal	Balance at
	March 31, 2018					June 30, 2018
Cryptocurrency System	17,962	-	-	(2,332)	-	15,741

Total	$17,962	$-	$-	$(2,332)	$-	$15,741

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

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

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

On April 1, 2018 the Company entered into an agreement with Trend Rich Global Limited (“Trend Rich”) to lease (synonymous herein with license) the Company’s Software Platform Package. The Software Platform Package is source code that can be expanded upon to create custom websites for clients in the digital currency industry. Pursuant to this agreement, for the three month period ended June 30, 2018, the Company generated monthly revenues of $8,000, totalling $24,000 for the three months ended June 30, 2018. These revenues did not cover our operating expenses.

References to our “source code” throughout are synonymous with our “Software Platform Package”, “Software System Package” and “Cryptocurrency Trading Platform”. They are all one in the same.

To cover our operating expenses we need to generate additional revenues. Upon creating a definitive marketing plan we intend to expand our customer base to lease the Company’s Software Platform Package. If we cannot generate sufficient revenues to cover our operating expenses, we may seek to secure long term financing from a third party, otherwise, we will need to capital from a director. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $4,204 for the three months ended June 30, 2018 as opposed to a net loss of $325 for the three months ended June 30, 2017. The increase in net loss is attributed to increased operating expenses.

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

Dated: October 24, 2018