Form 10-Q
period 2018-09-30
AIS Holdings Group, Inc.
filed 2018-11-13
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2018: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

 AIS HOLDINGS GROUP, inc.

Consolidated BALANCE SHEETS

	As of	As of
	September 30, 2018	March 31, 2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$33,307	$11,864
Accounts receivable, trade	8,017	-

TOTAL CURRENT ASSETS	41,324	11,864

Non-current Assets
Software, net	$13,857	$17,962

TOTAL NON-CURRENT ASSETS	13,857	17,962

TOTAL ASSETS	$55,181	$29,826

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$122,779	$51,575
Accrued expenses	2,242	1,107

TOTAL LIABILITIES	125,021	52,682

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2018 and March 31, 2018)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018)	2,000	2,000
Additional paid-in capital	9,488	6,111
Accumulated deficit	(83,270)	(30,876)
Accumulated other comprehensive income (loss)	1,942	(91)

TOTAL SHAREHOLDERS' DEFICIT	(69,840)	(22,856)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$55,181	$29,826

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F1-

 AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$24,073	$-	$48,073	$-

OPERATING EXPENSE
General and administrative expenses	$69,214	400	$97,090	725

Total Operating Expenses	69,214	400	97,090	725

Interest expenses	3,049	-	3,377	-

NET LOSS	$(48,191)	$(400)	$(52,394)	$(725)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,022	-	2,033	-

TOTAL COMPREHENSIVE LOSS	$(47,169)	$(400)	$(50,361)	$(725)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F2 -

 AIs HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	Ended	Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,394)	$(725)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,377	-
Depreciation expense	3,021	-
Changes in operating assets and liabilities:
Accounts receivable	(8,017)	-
Accrued expenses	1,135	(3,425)
Capital contribution	-	4,150
Net cash used in operating activities	(52,878)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	72,288	1,000
Net cash provided by financing activities	72,288	1,000

Net effect of exchange rate changes on cash	2,033	-

Net Change in Cash and Cash Equivalents	$21,443	$1,000
Cash and cash equivalents - beginning of period	11,864	-
Cash and cash equivalents - end of period	$33,307	$1,000

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On August 16, 2018, AIS Japan entered into a Software Development Agreement with Herol Gaibin, whereas Herol Gaibin will improve upon the Company’s existing Software Platform Package which is owned by AIS Japan. The fee to further develop the software is in amount of 5,000,000 JPY (approximately $45,000).

Our principal executive offices are located at 2-41-7-336, Shinsakae Naka-ku Nagoya-shi, Aichi, 460-0007, Japan.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended September 30, 2018 and 2017, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Revenue Recognition

The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company signed a technology license agreement with a third party at $8,000 per month which was first recognized during the period of the six months ended September 30, 2018.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

September 30, 2018
Current JPY: US$1 exchange rate	113.69
Average JPY: US$1 exchange rate	110.32

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2018 and March 31, 2018.

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

The Company does not have any potentially dilutive instruments as of September 30, 2018 and 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $2,242 as of September 30, 2018 as compared to March 31, 2018 which was $1,107 and consisted primarily of tax payables.

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2018, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $74,030 as of September 30, 2018 and will expire beginning in the year 2037. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

- F6 -

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at September 30, 2018 and March 31, 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at September 30, 2018 and March 31, 2018.

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

On June 18, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company entered into and consummated a Share Purchase Agreement (the “Agreement”) with Takehiro Abe., with an address at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takehiro Abe 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares.

The Company did not have any potentially dilutive instruments as of September 30, 2018 and March 31, 2018 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the six months ended September 30, 2018, the Company had imputed interest of $3,377.

During the six months ended September 30, 2018 and 2017 our sole officer and director paid expenses and accrued expenses on behalf of the Company totaling and $0 and $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees and imputed interests.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Equity

On January 30, 2017, the Company issued 20,000,000 founder’s shares of restricted common stock valued at $2,000 at par value ($.0001) to our sole officer and director, Mr. Thomas DeNunzio, in exchange for the development of the business plan for the Company.

Additional paid-in capital

During the six months ended September 30, 2018, the Company had imputed interest of $3,377.

During the six months ended September 30, 2017, our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees.

Due to related party

As of September 30, 2018, the Company had $122,779 owed to Takehiro Abe, CEO of the Company for payments paid directly to fund operations on behalf of the Company. These are due on demand and bear no interest.

During the six months ended September 30, 2018 and 2017, the Company had imputed interest of $3,377 and $0.

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

On February 28, 2018, AIS Japan sold UQMS to TetrastaR Co., Ltd. for the total amount of JPY 2,500,000 ($23,337). The Company had the gain of $3,091.

Effective February 28, 2018, AIS Japan purchased the basic software for cryptocurrency trading platform (“Cryptocurrency System”) from Herol Gaibin in amount of 2,000,000 JPY ($17,593). AIS Japan intends to provide the IT development service focused on financial technology field throughout Japan by using the Cryptocurrency System. The useful life of Cryptocurrency System is three years.

The following table presents details of our purchased software assets as of March 31, 2018 and September 30, 2018:

	Balance at	Additions	Impairments	Amortization	Disposal	Net effect of	Balance at
	March 31, 2018					exchange rate	September 30, 2018
Cryptocurrency System	17,962	-	-	(3,021)	-	(1,084)	13,857

Total	$17,962	$-	$-	$(3,021)	$-	$(1,084)	$13,857

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $3,021 and $0 for the six months ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense of our software assets as of September 30, 2018 is as follows:

Year ending March 31	Amount
2019	2,932
2020	5,864
2021	5,061
Total	$13,857

NOTE 9 – SUBSEQUENT EVENTS

None.

- F7 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our cash balance is $33,307 as of September 30, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of September 30, 2018, the Company has $122,779 due to the related party of Mr. Takehiro Abe, our sole officer and director.

On April 1, 2018 the Company entered into an agreement with Trend Rich Global Limited (“Trend Rich”) to lease the Company’s Software System package. The basic software is a pre-coded template that can be expanded upon to create custom websites for clients in the digital currency industry. Pursuant to this agreement, for the three months and six months ended September 30, 2018, the Company generated the revenues of $24,073 and $48,073. These revenues did not cover our operating expenses.

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

Net Loss

We recorded a net loss of $52,394 for the six months ended September 30, 2018 as opposed to $725 for the six months ended September 30, 2017. The increase in net loss is attributed to increased operating expenses.

Going Concern

For the period ended September 30, 2018, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended September 30, 2018. (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

 ____________________

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Takehiro Abe

Principal Executive Officer

By: /s/ Takehiro Abe

Principal Financial Officer

Dated: November 13, 2018