Form 10-K/A
period 2018-03-31
AIS Holdings Group, Inc.
filed 2018-11-28
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

As of November 28, 2018, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

We, AIS Holdings Group, Inc., are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended March 31, 2018 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on July 3, 2018, to include additional disclosure regarding, but not limited to, the Company’s current and future intended business activities. Information has been either removed, amended, or added to pages 1, 2, 3, 4, 5, 8 and 13.  This amendment is also being filed to include information not previously present in regards to the section, “Certain relationships and Related Transactions.” While contextual changes have been made to this document it should be read as of the date of the original 10-K filing which occurred on July 3, 2018.

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

Rules and Regulations - Japan

The following are rules and regulations in Japan regarding cryptocurrency, that we believe may, in some capacity, impact our business.

It should be noted that we believe our current and planned business operations and services do not conflict with the rules or regulations in Japan, and the Company does not need any governmental approval to conduct its business activities, due to the fact that the Company’s business is limited to IT development and IT consulting services. Our clients will need to comply with any and all government regulations pertaining to businesses in the cryptocurrency industry.

In accordance with the Payment Service Act, amended on May 17, 2018, all parties engaged in operating a cryptocurrency exchange service must register with the Prime Minister. In accordance with the Amended Payment Service Act, the cryptocurrency exchange service is defined as follows:

(i)　purchase and sale of a cryptocurrency or exchange with another cryptocurrency;
(ii)　intermediary, brokerage or agency services for the act set forth in the preceding item; and
(iii)　management of users' money or cryptocurrency, carried out by persons in connection with their acts set forth in the preceding two items.

While these regulations do not specifically pertain to our business, as we do not operate a cryptocurrency exchange, we believe that such regulations will be relevant for our current and future clients. Should regulations evolve and become more burdensome or costly, it is possible that the cryptocurrency industry overall will suffer, and as such our own business, which caters to this industry, will also be negatively impacted in as of yet unforeseen ways.

Consultation Services

At present, our Chief Executive Officer, Takehiro Abe, intends to offer consulting services to clients who are seeking to better understand, or improve the effectiveness of, their ICOs. Mr. Abe has experience assisting with the creation of ICOs, such as for the cryptocurrency called the FTV Token created on Ethereum, and intends to advise clients based on his own first-hand experiences in the industry . As part of his role as an IT consultant to the Company that conducted the ICO for the FTV Token, Mr. Abe was responsible for the creation of the ERC20 (a technical standard used for smart contracts to implement tokens on Ethereum), providing support for the creation of the coin’s white paper, and assisting with the development of an the ICO . At present, the ICO of FTV Token has concluded. Additionally, Mr. Abe also has supported the creation of a smart contract on Ethereum for KeyToken, a cryptocurrency.

Smart contracts may be defined as self-executing contracts with the terms of the agreement between buyer and seller being directly written into lines of code. The code and the agreements contained therein exist across a distributed, decentralized blockchain network.

Ethereum is an open-source, public, blockchain-based distributed computing platform and operating system featuring smart contract functionality.

Mr. Abe was also subcontracted to advise the creators of MIKS Coin and APC Token about the ICO process. Mr. Abe has no ongoing relationship with either MIKS Coin and APC Token, and subsequent to answering any and all of the creators’ questions, he no longer provides any services to them and does not have any knowledge of the current status of their ICOs.

Mr. Abe primarily assisted both the Key Token and FTV Token during preparation for their ICOs by defining user requirements, providing oversight of engineering, and progress management. Mr. Abe hopes that through his industry experience he will be able to assist companies seeking to conduct their own ICO. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case by case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party and the Company will not be operating any kind of cryptocurrency exchange, nor is Mr. Abe conducting any ICOs..

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 20,000,000 shares are issued and outstanding as of November 28, 2018. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Mr. Thomas DeNunzio was formerly a promoter of the Registrant from January 30, 2017, Registrant's date of incorporation through June 28, 2017, the effective date of Mr. DeNunzio's written resignation as CEO, CFO, President, Secretary and Treasurer.

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

Takehiro Abe, the Company’s sole shareholder, officer and director is the only current promoter of the Company.

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

Dated: November 28, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: November 28, 2018