Form 10-K
period 2019-03-31
AIS Holdings Group, Inc.
filed 2019-06-11
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55769

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

[  ] Yes [X] No

As of September 30, 2018, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of June 11, 2019, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS Holdings group, Inc.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2019 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

On August 16, 2018, AIS Japan Co., Ltd., our wholly owned subsidiary, entered into a Software Development Agreement (the “Agreement”) with Herol Gaibin, whereas Herol Gaibin will improve upon the Company’s existing Software Platform Package which is owned by AIS Japan. The fee to further develop the software is in amount of 5,000,000 JPY (approximately $45,000).

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

Rules and Regulations - Japan

The following are rules and regulations in Japan regarding cryptocurrency, that we believe may, in some capacity, impact our business. It should be noted that we believe our current and planned business operations and services do not conflict with the rules or regulations in Japan, and the Company does not need any governmental approval to conduct its business activities, due to the fact that the Company’s business is limited to IT development and IT consulting services. Our clients will need to comply with any and all government regulations pertaining to businesses in the cryptocurrency industry. In accordance with the Payment Services Act, amended on May 17, 2018, specifically Article 63-2 “No person may engage in the Virtual Currency Exchange Service unless the person is registered with the Prime Minister.” Additionally, Articles 63-3 and 63-4 in the Payment Services Act detail the procedures that must be followed to apply for registration with the prime minister and to register as a virtual currency provider. In accordance with the Amended Payment Services Act, the cryptocurrency exchange service is defined as follows:

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

In October 2018, Japan’s Financial Services Agency (“FSA”) granted the cryptocurrency industry self-regulatory status, permitting the Japan Virtual Currency Exchange Association (“JVCEA”) to police and sanction exchanges for any violations.　The FSA approval gives the JVCEA rights to set rules to safeguard customer assets, prevent money laundering, and provide operational guidelines. The JVCEA will also be responsible for policing compliance with all imposed regulations. The JVCEA describes its duties as inspecting the security of crypto exchanges in Japan, as well other specific tasks like assessing tokens issued in an ICO. The Company believes that there is no direct impact on our business by this self-regulatory status because the Company does not intend to operate any exchange and issue any token. However, if the guidelines and regulations imposed by the JVCEA prove to be too burdensome for many potential market entrants to comply with, then the number of our potential clients will most likely decrease accordingly.

Consultation Services

At present, our Chief Executive Officer, Takehiro Abe, intends to offer consulting services to clients who are seeking to better understand, or improve the effectiveness of, their ICOs. Mr. Abe has experience assisting with the creation of ICOs, such as for the cryptocurrency called the FTV Token created on Ethereum, and intends to advise clients based on his own first-hand experiences in the industry. As part of his role as an IT consultant to the Company that conducted the ICO for the FTV Token, Mr. Abe was responsible for the creation of the ERC20 (a technical standard used for smart contracts to implement tokens on Ethereum), providing support for the creation of the coin’s white paper, and assisting with the development of an the ICO. At present, the ICO of FTV Token has concluded. Additionally, Mr. Abe also has supported the creation of a smart contract on Ethereum for KeyToken, a cryptocurrency.

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

Marketing Plan

Our marketing plan, at present, is not yet complete and is still being researched and developed. At present, our Company has been marketed solely through direct sales efforts by our Chief Executive Officer. These efforts have been constrained to marketing directly to the personal and professional acquaintances of our Chief Executive Officer.

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan.

Future Plans

Our future plans, at present, are constrained to finalizing the details of our services and our Software System Package. We intend to develop pricing policies and strategies for the implementation of all the services we have detailed herein including the lease of our Software Platform Package. However, we do not have a specific timeline in place for how long it will take us to finalize such plans. Subsequent to finalizing our services, and our pricing, we will begin exploring methods through which we can begin to effectively market our services and our Software Platform Package. We also intend to hire additional employees, but we have no plans in place regarding the criteria for future staff members at this point in time. Our efforts to finalize a marketing plan and begin to hire additional employees will be an ongoing process.

Our first priority is to improve existing Software Platform Package which is owned by AIS Japan. On August 16, 2018, AIS Japan Co., Ltd., our wholly owned subsidiary, entered into a Software Development Agreement with Herol Gaibin, whereas Herol Gaibin will improve upon the Company’s existing Software Platform Package. The fee to further develop the software is in amount of 5,000,000 JPY (approximately $45,000). This agreement remains active but we cannot say with any level of certainty when these improvements will be completed. A few features that we intend to improve include, but are not limited to, creating new functions for ordering, improve flexibility for multiple cryptocurrencies, shorten development period, improve fault resistance of the system and to effectively use IT resources.

Properties

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by the Chief Executive Officer and is provided to the Company free of charge.

Employees

Currently, we have a total of one full time employee and, through our subsidiary AIS Japan Co., LTD, one part time employee. Our full time employee is our Chief Executive Officer Mr. Takehiro Abe. He can currently, and intends to continue to, devote 40 hours per week to the Company. Our part time employee works on an hourly basis without benefits. We have tentative plans to hire additional employees on a need be basis that is currently unidentified.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by the Chief Executive Officer and is provided to the Company free of charge. We do not currently own any properties and believe that, at present, our office space, is adequate to sustain our current level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We intend to have our common stock quoted on the OTC MarketPlace. If our securities are not quoted on the OTC MarketPlace, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC MarketPlace differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC MarketPlace, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. We may not now and may never qualify for quotation on the OTC MarketPlace.

Holders

As of June 11 2019, we have 1 shareholder of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $36,732 as of March 31, 2019. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2019, the Company has $111,248 due to the related party of Mr. Takehiro Abe, our sole officer and director and this is unsecured, due on demand and non-interest bearing .The purpose of this loan was the payment of the operating expenses.

We are a start-up company and have generated some revenue for the year ended March 31, 2019. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $44,712 for the year ended March 31, 2019 as opposed to $25,353 for period ended March 31, 2018. The increase in net loss is attributed to increased operating expenses.

Going Concern

For the year ended March 31, 2019, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2017.

Houston, Texas

June 11, 2019

- F2 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2019	March 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$36,732	$11,864
Accounts receivable, trade	8,043	-

TOTAL CURRENT ASSETS	44,775	11,864

Non-current Assets
Software, net	$11,205	$17,962

TOTAL NON-CURRENT ASSETS	11,205	17,962

TOTAL ASSETS	$55,980	$29,826

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$111,248	$51,575
Accrued expenses	3,490	1,107

TOTAL LIABILITIES	114,738	52,682

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2019 and 2018)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2019 and 2018)	2,000	2,000
Additional paid-in capital	13,987	6,111
Accumulated deficit	(75,588)	(30,876)
Accumulated other comprehensive income (loss)	843	(91)

TOTAL SHAREHOLDERS' DEFICIT	(58,758)	(22,856)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$55,980	$29,826

The accompanying notes are an integral part of these consolidated financial statements

- F3 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018

Revenues	$96,342	$-

OPERATING EXPENSE
General and administrative expenses	$132,573	25,520

Total Operating Expenses	132,573	25,520

Gain on sale of equipment	-	(3,091)
Interest expenses	7,876	1,863

Loss before tax	(44,107)	(24,292)

Income tax expense	605	1,061

NET LOSS	$(44,712)	$(25,353)

OTHER COMHREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	934	(91)

TOTAL COMPREHENSIVE LOSS	$(43,869)	$(25,444)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements

- F4 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance March 31, 2017	20,000,000	$2,000	$98	$-	$(5,523)	$(3,425)
Contributed Capital	-	-	4,150	-	-	4,150
Imputed Interest	-	-	1,863	-	-	1,863
Net loss	-	-	-	-	(25,353)	(25,353)
Foreign currency translation	-	-	-	(91)	-	(91)
Balance – March 31, 2018	20,000,000	$2,000	$6,111	$(91)	$(30,876)	$(22,856)
Imputed Interest	-	-	7,876	-	-	7,876
Net loss	-	-	-	-	(44,712)	(44,712)
Foreign currency translation	-	-	-	934	-	934
Balance – March 31, 2019	20,000,000	$2,000	$13,987	$843	$(75,588)	$(58,758)

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,712)	$(25,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	7,876	1,863
Depreciation expense	6,757	2,546
Changes in operating assets and liabilities:
Accounts receivable	(8,043)	-
Accrued expenses	2,383	(2,318)
Capital contribution	-	4,150
Net cash used in operating activities	(35,739)	(19,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of software	-	20,092
Purchase of software	-	(40,600)
Net cash provided by (used in) investing activities	-	(20,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from related party	59,673	51,575
Net cash provided by financing activities	59,673	51,575

Net effect of exchange rate changes on cash	934	91

Net Change in Cash and Cash Equivalents	$24,868	$11,864
Cash and cash equivalents - beginning of period	11,864	-
Cash and cash equivalents - end of period	$36,732	$11,864

NON-CASH TRANSACTIONS
Accrued expenses former related party written off to capital contribution	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

 AIS HOLDINGS group, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended March 31, 2019 and 2018, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Revenue Recognition

The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company signed a technology license agreement with a third party at $8,000 per month which was first recognized during the year ended March 31, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2019	March 31, 2018
Current JPY: US$1 exchange rate	110.84	106.26
Average JPY: US$1 exchange rate	110.90	110.83

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2019 and March 31, 2018.

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

The Company does not have any potentially dilutive instruments as of March 31, 2019 and 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $3,490 as of March 31, 2019 as compared to March 31, 2018 which was $1,107.

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2019, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $46,357 as of March 31, 2019 and will expire beginning in the year 2038. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2019 and 2018.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2019 and 2018.

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

The Company did not have any potentially dilutive instruments as of March 31, 2019 and 2018, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2019 and 2018, the Company had imputed interest of $7,876 and $1,863.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2019 and 2018, the Company had imputed interest of $7,876 and $1,863.

For the year ended March 31, 2018 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees.

Due to related party

At March 31, 2019, the Company had $111,248 owed to Takehiro Abe, CEO of the Company. The total due as of March 31, 2019 and 2018 were $111,248 and $51,575, and is unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2019 and 2018, the Company had imputed interest of $7,876 and $1,863.

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

The following table presents details of our purchased software assets as of March 31, 2019 and 2018:

	Balance at	Depreciation	Net effect of	Balance at
	March 31, 2018		exchange rate	March 31, 2019
Cryptocurrency System	17,962	(6,015)	(742)	11,205

Total	$17,962	$(6,015)	$(742)	$11,205

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $6,757 and $2,546 for the year ended March 31, 2019 and 2018, respectively.

The estimated future amortization expense of our software assets as of March 31, 2019 is as follows:

Year ending March 31	Amount
2020	6,015
2021	5,190
Total	$11,205

NOTE 9 – SUBSEQUENT EVENTS

None.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, our Chief Executive Officer, who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2019 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2019, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses  are due to the Company’s limited resources.

Our Chief Executive Officer believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Remediation Initiatives

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	35	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	35	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2019.

Procedure for Nominating Directors

In 2019, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2018 and for the year ended March 31, 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2018 2019	0	0	0	0	0	0	0	0

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole officer and director received no compensation for services as director during the last two fiscal years.

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

*The table below is as of March 31, 2019.

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

Item 13. Certain Relationships and Related Transactions.

For the year ended March 31, 2018 our former sole officer and director Thomas DeNunzio paid expenses on behalf of the Company totaling $2,900. These expenses are considered contributions to the Company and consisted primarily of professional fees.

For the years ended March 31, 2019 and 2018, the Company borrowed $111,248 from Takehiro Abe, our Chief Executive Officer. The total due as of March 31, 2019 and 2018 were $111,248 and $51,575, and are unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2019 and 2018, the Company had imputed interest of $7,876 and $1,863, respectively.

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

		2019	2018
Audit fees	M&K CPAS, PLLC	$21,350	$5,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$21,350	$5,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

Financial statements for our Company are listed under Item 8 of this document.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
Amendment to Certificate of Incorporation (2)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 14, 2017, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIS Holdings Group, Inc.

(Registrant)

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 11, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 11, 2019