Form 10-K
period 2020-03-31
AIS Holdings Group, Inc.
filed 2020-06-16
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of September 30, 2019, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,400.

As of June 16, 2020, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS Holdings group, Inc.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Superb Acquisition, Inc., under the laws of the State of Delaware on January 30, 2017, with an objective to acquire, or merge with, an operating business.On June 18, 2017, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the previous sole shareholder of Superb Acquisition, Inc. entered into and consummated a Share Purchase Agreement (the “Agreement”) with Takehiro Abe., with an address at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takehiro Abe 20,000,000 shares of our common stock, which represented all of our issued and outstanding shares in consideration of $34,900.

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

On June 20, 2017, the Company filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to AIS Holdings Group, Inc.On October 25, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takehiro Abe. Pursuant to this Agreement, on October 25, 2017 Takehiro Abe transferred to AIS Holdings Group, Inc., 100 shares of the common stock of AIS Japan Co., Ltd., a Japan corporation (“AIS Japan”), which represents all of its issued and outstanding shares, in consideration of 1,000,000 JPY.

Following the effective date of the share purchase transaction above on October 25, 2017, AIS Holdings Group, Inc. gained a 100% interest in the issued and outstanding shares of AIS Japan’s common stock and AIS Japan became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of AIS Japan.

On February 28, 2018, AIS Japan purchased the basic package software for cryptocurrency trading platform (“Software Platform Package”) from Herol Gaibin in amount of 2,000,000 JPY (approximately $18,000). AIS Japan intends to provide IT development services pertaining to the Software Platform Package to companies focused on the digital currency industry throughout Japan.

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

In September, 2019, Takehiro Abe, our controlling shareholder, entered into stock purchase agreements with 34 shareholders. Pursuant to these agreements, Takehiro Abe sold a total of 1,800,000 shares of common stock to these individuals and received $54,000 as aggregate consideration. Each shareholder paid $0.03 USD per share. These shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on July 15, 2019 at 4 pm EST.

On March 6, 2020, the agreement between the Company and Herol Gaibin was deemed to have been completed. Herol Gaibin successfully improved the software system’s administration system, as well as user system, in ways which were deemed to be acceptable and complete by the Company, and the ongoing services of Mr. Gaibin were deemed to no longer be required.

On April 1, 2020, the Company and Trend Rich Global Limited mutually agreed to alter the monthly fees charged to Trend Rich Global Limited by the Company. All material components of the initial agreement entered into on April 1, 2018 remained unaltered, but the monthly basic fee was reduced from $8,000 to $3,600.

Overview

We are a start-up stage company with a fiscal year end of March 31. Effective February 28, 2018, our wholly owned subsidiary, which we operate exclusively through at this time, AIS Japan, purchased a "Software Platform Package," from Herol Gaibin in the amount of 2,000,000 JPY (approximately $18,000).

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

Our pricing policies are not fixed at this time, as we evaluate pricing on a case by case basis. At present, our Software Platform Package allows for users of our clients’ websites to create their own log in information and customizable profile that displays their full name and username. On their profile they are able to view user agreements such as the terms and conditions of use and for added security they will be able to opt into two factor authentication. The security feature utilizes the Google authenticator for android and iOS, and users are able to opt in and out of this additional security verification.

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

As our software further develops we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing. During the March 31, 2020 fiscal year end, there was no change to the menu or functions of the Software Platform Package.

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

Mr. Abe primarily assisted both the Key Token and FTV Token during preparation for their ICOs by defining user requirements, providing oversight of engineering, and progress management. Mr. Abe hopes that through his industry experience he will be able to assist companies seeking to conduct their own ICO. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case by case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party and the Company will not be operating any kind of cryptocurrency exchange, nor is Mr. Abe conducting any ICOs.

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

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan. There has been no progress on the development of our marketing plan during the fiscal year ended March 31, 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC MarketPlace under the ticker symbol AIDG. The Company does not have an established market price per share for its common stock.

Holders

As of June 16, 2020, we have 35 shareholders of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $41,559 as of March 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2020, the Company has $146,937 due to the related party of Mr. Takehiro Abe, our sole officer and director and this is unsecured, due on demand and non-interest bearing .The purpose of this loan was the payment of the operating expenses.

We are a start-up company and have generated some revenue for the year ended March 31, 2020. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $43,445 for the year ended March 31, 2020 as opposed to $44,712 for period ended March 31, 2019.

Going Concern

For the year ended March 31, 2020, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AIS HOLDINGS GROUP, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Shareholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, Texas

June 16, 2020

- F2 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2020	March 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$41,559	$36,732
Accounts receivable, trade	8,000	8,043
Prepaid expenses	619	-

TOTAL CURRENT ASSETS	50,178	44,775

Non-current Assets
Software, net	$5,349	$11,205

TOTAL NON-CURRENT ASSETS	5,349	11,205

TOTAL ASSETS	$55,527	$55,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$146,937	$111,248
Accrued expenses	2,455	3,490

TOTAL CURRENT LIABILITIES	149,392	114,738

TOTAL LIABILITIES	149,392	114,738

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of as of March 31, 2020 and 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of as of March 31, 2020 and 2019)	2,000	2,000
Additional paid-in capital	24,768	13,987
Accumulated deficit	(119,033)	(75,588)
Accumulated other comprehensive income (loss)	(1,600)	843

TOTAL SHAREHOLDERS' DEFICIT	(93,865)	(58,758)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$55,527	$55,980

The accompanying notes are an integral part of these audited consolidated financial statements

- F3 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019

Revenues	$96,396	$96,342

OPERATING EXPENSE
General and administrative expenses	$128,407	132,573

Total Operating Expenses	128,407	132,573

Interest expenses	10,781	7,876

Loss before tax	(42,792)	(44,107)

Income tax expense	653	605

NET LOSS	$(43,445)	$(44,712)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,443)	934

TOTAL COMPREHENSIVE INCOME (LOSS)	$(45,888)	$(43,778)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements

- F4 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance – March 31, 2018	20,000,000	$2,000	$6,111	$(91)	$(30,876)	$(22,856)

Imputed Interests	-	-	7,876	-	-	7,876
Net loss	-	-	-	-	(44,712)	(44,712)
Foreign currency translation	-	-	-	934	-	934

Balance – March 31, 2019	20,000,000	$2,000	$13,987	$843	$(75,588)	$(58,758)

Imputed Interests	-	-	10,781	-	-	10,781
Net loss	-	-	-	-	(43,445)	(43,445)
Foreign currency translation	-	-	-	(2,443)	-	(2,443)

Balance – March 31, 2020	20,000,000	$2,000	$24,768	$(1,600)	$(119,033)	$(93,865)

The accompanying notes are an integral part of these audited consolidated financial statements

- F5 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,445)	$(44,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	10,781	7,876
Depreciation expense	5,865	6,757
Changes in operating assets and liabilities:
Accounts receivable	-	(8,043)
Prepaid expenses	(619)	-
Accrued expenses	2,533	2,383
Net cash used in operating activities	(24,851)	(35,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	55,245	59,673
Repayment of due to related party	(23,124)	-
Net cash provided by financing activities	32,121	59,673

Net effect of exchange rate changes on cash	(2,443)	934

Net Change in Cash and Cash Equivalents	$4,827	$24,868
Cash and cash equivalents - beginning of period	36,732	11,864
Cash and cash equivalents - end of period	$41,559	$36,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements

- F6 -

 AIS HOLDINGS group, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended March 31, 2020 and 2019 the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Revenue Recognition

The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company signed a technology license agreement with a third party at $8,000 per month which was first recognized during the year ended March 31, 2020.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2020	March 31, 2019
Current JPY: US$1 exchange rate	107.53	110.84
Average JPY: US$1 exchange rate	108.73	110.90

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2020 and 2019.

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

The Company does not have any potentially dilutive instruments as of March 31, 2020 and 2019 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Recently Issued Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard will be effective for the Company beginning April 1, 2020, with early adoption permitted. The Company will adopt the standard on April 1, 2020 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less. The Company anticipates this standard will have no material impact on the Company’s consolidated financial statements.

- F7 -

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $2,455 as of March 31, 2020 as compared to March 31, 2019 which was $3,490.

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2020, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $46,852 as of March 31, 2020 and will expire beginning in the year 2039. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	March 31,
	2020	2019
Deferred tax asset, generated from net operating loss at statutory rates	$18,555	$12,155
Valuation allowance	(18,555)	(12,1556)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2020 and 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2020 and 2019.

The Company did not have any potentially dilutive instruments as of March 31, 2020 and 2019, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2020 and 2019, the Company had imputed interest of $10,781 and $7,876, respectively.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2020 and 2019, the Company had imputed interest of $10,781 and $7,876, respectively.

Due to related party

For the year ended March 31, 2020 and 2019, the Company borrowed $55,245 and $59,673, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2020 and 2019, the Company repaid $23,124 and $0, respectively, to Takehiro Abe. The total due as of March 31, 2020 and 2019 were $146,937 and $111,248, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2020 and 2019, the Company had imputed interest of $10,781 and $7,876.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 – SOFTWARE

Effective February 28, 2018, AIS Japan purchased the basic software for cryptocurrency trading platform (“Cryptocurrency System”) from Herol Gaibin in amount of 2,000,000 JPY (approximately $18,000). AIS Japan intends to provide the IT development service focused on financial technology field throughout Japan by using the Cryptocurrency System. The useful life of Cryptocurrency System is three years.

The following table presents details of our purchased software assets as of March 31, 2020 and 2019:

	Balance at	Additions	Impairments	Amortization	Disposal	Net effect of	Balance at
	March 31, 2019					exchange rate	March 31, 2020
Cryptocurrency System	11,205	-	-	(6,131)	-	275	5,349

Total	$11,205	$-	$-	$(6,131)	$-	$275	$5,349

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $5,856 and $6,757 for the year ended March 31, 2020 and 2019, respectively.

The estimated future amortization expense of our software assets as of March 31, 2020 was as follows:

Year ending March 31	Amount
2021	5,350
Total	$5,350

NOTE 9 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2020 and 2019, 100% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $96,396 and $96,342, respectively.

NOTE 10 - CONTINGENCIES

For the year ended March 31, 2020 and 2019, the Company was not involved in any legal proceedings. As of March 31, 2020 and 2019, the Company had no pending legal case.

NOTE 11 – SUBSEQUENT EVENTS

None.

- F8 -

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

Our Chief Executive Officer, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2020 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions and lack of an audit committee.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	37	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	37	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2020.

Procedure for Nominating Directors

In 2020, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2019 and for the year ended March 31, 2020.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2019 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

*The table below is as of March 31, 2020.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Takehiro Abe, Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer	18,200,000	91.00%	N/A	N/A	91.00%
5% Shareholders
N/A	-	-	-	-	-

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

Item 13. Certain Relationships and Related Transactions.

For the year ended March 31, 2020 and 2019, the Company borrowed $55,245 and $59,673, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2020 and 2019, the Company repaid $23,124 and $0, respectively, to Takehiro Abe. The total due as of March 31, 2020 and 2019 were $146,937 and $111,248, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2020 and 2019, the Company had imputed interest of $10,781 and $7,876.

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

		2020	2019
Audit fees	M&K CPAS, PLLC	$25,500	$21,350
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$25,500	$21,350

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

Dated: June 16, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 16, 2020