Form 10-Q
period 2020-12-31
AIS Holdings Group, Inc.
filed 2021-01-25
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 25, 2021: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AIS HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2020	March 31, 2020
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$32,716	$41,559
Accounts receivable, trade	3,600	8,000
Prepaid expenses	675	619

TOTAL CURRENT ASSETS	36,991	50,178

Non-current Assets
Software, net	729	5,349

TOTAL NON-CURRENT ASSETS	729	5,349

TOTAL ASSETS	$37,720	$55,527

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$123,731	$146,937
Accrued expenses	-	2,455

TOTAL LIABILITIES	123,731	149,392

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of as of December 31, 2020 and March 31, 2020)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020)	2,000	2,000
Additional paid-in capital	32,595	24,768
Accumulated deficit	(113,983)	(119,033)
Accumulated other comprehensive loss	(6,623)	(1,600)

TOTAL SHAREHOLDERS' DEFICIT	(86,011)	(93,865)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$37,720	$55,527

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F1-

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Revenues	$22,300	$24,132	$59,900	$72,396

OPERATING EXPENSE
General and administrative expenses	20,293	26,583	65,887	111,377

Total Operating Expenses	20,293	26,583	65,887	111,377

Other income (expense)
Other income	141	-	18,864	-
Interest expenses	(2,512)	(2,973)	(7,827)	(9,179)

NET INCOME (LOSS)	$(364)	$(5,424)	$5,050	$(48,160)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(3,094)	413	(5,023)	(1,525)

TOTAL COMPREHENSIVE LOSS	$(3,458)	$(5,011)	$27	$(49,685)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

 - F2 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)
				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance – March 31, 2019	20,000,000	$2,000	$13,987	$843	$(75,588)	$(58,758)
Imputed Interests	-	-	2,738	-	-	2,738
Net loss	-	-	-	-	(20,196)	(20,196)
Foreign currency translation	-	-	-	203	-	203

Balance – June 30, 2019	20,000,000	$2,000	$16,725	$1,046	$(95,784)	$(76,013)

Imputed Interests	-	-	3,468	-	-	3,468
Net loss	-	-	-	-	(22,540)	(22,540)
Foreign currency translation	-	-	-	(2,141)	-	(2,141)

Balance – September 30, 2019	20,000,000	$2,000	$20,193	$(1,095)	$(118,324)	$(97,226)

Imputed Interests	-	-	2,973	-	-	2,973
Net loss	-	-	-	-	(5,424)	(5,424)
Foreign currency translation	-	-	-	413	-	413

Balance – December 31, 2019	20,000,000	$2,000	$23,166	$(682)	$(123,748)	$(99,264)

Balance – March 31, 2020	20,000,000	$2,000	$24,768	$(1,600)	$(119,033)	$(93,865)
Imputed Interests	-	-	2,463	-	-	2,463
Net income	-	-	-	-	5,743	5,743
Foreign currency translation	-	-	-	318	-	318

Balance – June 30, 2020	20,000,000	$2,000	$27,231	$(1,282)	$(113,290)	$(85,341)

Imputed Interests	-	-	2,852	-	-	2,852
Net income	-	-	-	-	(329)	(329)
Foreign currency translation	-	-	-	(2,247)	-	(2,247)

Balance – September 30, 2020	20,000,000	$2,000	$30,083	$(3,529)	$(113,619)	$(85,065)

Imputed Interests	-	-	2,512	-	-	2,512
Net income	-	-	-	-	(364)	(364)
Foreign currency translation	-	-	-	(3,094)	-	(3,094)

Balance – December 31, 2020	20,000,000	$2,000	$32,595	$(6,623)	$(113,983)	$(86,011)

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F3 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months	Nine Months
	Ended	Ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,050	$(48,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	7,827	9,179
Depreciation expense	4,716	4,601
Changes in operating assets and liabilities:
Accounts receivable	4,400	(1)
Prepaid expenses	(56)	-
Accrued expenses	(2,455)	(1,738)
Net cash provided by (used in) operating activities	19,482	(36,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	27,954	46,391
Repayment of due to related party	(58,117)	(23,008)
Net cash provided by (used in) financing activities	(30,163)	23,383

Net effect of exchange rate changes on cash	1,838	592

Net Change in Cash and Cash Equivalents	$(8,843)	$(12,144)
Cash and cash equivalents - beginning of period	41,559	36,732
Cash and cash equivalents - end of period	$32,716	$24,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

- F4 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended December 31, 2020 and 2019, the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2020
Current JPY: US$1 exchange rate	103.24
Average JPY: US$1 exchange rate	106.02

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2020 and March 31, 2020.

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

The Company does not have any potentially dilutive instruments as of December 31, 2020 and 2019 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $0 as of December 31, 2020 as compared to March 31, 2020 which was $2,455.

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

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2020	21.65%	23.43%	34.06%
2021	21.59%	23.40%	34.11%

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the nine months ended December 31, 2020 and 2019, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at December 31, 2020 and March 31, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at December 31, 2020 and March 31, 2020.

The Company did not have any potentially dilutive instruments as of December 31, 2020 and March 31, 2020 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the nine months ended December 31, 2020 and 2019, the Company had imputed interest of $7,827 and $9,179

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

During the nine months ended December 31, 2020 and 2019, the Company had imputed interest of $7,827 and $9,179

Due to related party

For the nine months ended December 31, 2020 and 2019, the Company borrowed $27,954 and $46,391 from Takehiro Abe, CEO of the Company. For the nine months ended December 31, 2020 and 2019, the Company repaid $58,117 and $23,008 to Takehiro Abe. The total due as of December 31, 2020 and March 31, 2020 were $123,731 and $146,937 and were unsecured, due on demand and non-interest bearing.

During the nine months ended December 31, 2020 and 2019, the Company had imputed interest of $7,827 and $9,179

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

The following table presents details of our purchased software assets as of March 31, 2020 and December 31, 2020:

	Balance at	Additions	Impairments	Amortization	Disposal	Net effect of	Balance at
	March 31, 2020					exchange rate	December 31, 2020
Cryptocurrency System	5,350	-	-	(4,716)	-	95	729

Total	$5,350	$-	$-	$(4,716)	$-	$95	$729

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $3,120 and $3,068 for the nine months ended December 31, 2020 and 2019, respectively.

The estimated future amortization expense of our software assets as of December 31, 2020 is as follows:

Year ending March 31	Amount
2021	729
Total	$729

NOTE 9 – OTHER INCOME

On May 15, 2020, the Company received the subsidy for the COVID-19 from the Japanese government in the amount of JPY2,000,000 ($18,864).

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

Liquidity and Capital Resources

Our cash balance is $32,716 as of December 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2020, the Company has $123,731 due to the related party of Mr. Takehiro Abe, our sole officer and director.

On April 1, 2018 the Company entered into an agreement with Trend Rich Global Limited (“Trend Rich”) to lease the Company’s Software System package. The basic software is a pre-coded template that can be expanded upon to create custom websites for clients in the digital currency industry. Pursuant to this agreement, for the three months ended December 31, 2020, the Company generated the revenues of $22,300. These revenues did not cover our operating expenses.

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

Net Income (Loss)

We recorded a net loss of $364 for the three months ended December 31, 2020 as opposed to a net loss of $5,424 for the three months ended December 31, 2019. We recorded a net income of $5,050 for the nine months ended December 31, 2020 as opposed to a net loss of $48,160 for the nine months ended December 31, 2019. The decrease in net loss is attributed to decreased operating expenses and increased other income.

Going Concern

For the period ended December 31, 2020, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2020. (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Takehiro Abe

Chief Executive Officer

By: /s/ Takehiro Abe

Chief Financial Officer

Dated: January 25, 2021