Form 10-K
period 2021-03-31
AIS Holdings Group, Inc.
filed 2021-06-23
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

OR

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55769

AIS HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4877329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-41-7-336, Shinsakae Naka-ku Nagoya-shi, Aichi, Japan	460-0007
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	None, however quoted by the OTC Markets Group under the ticker “AIDG”

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

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

As of September 30, 2020, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of June 23, 2021, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS Holdings group, Inc.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

On February 28, 2018, AIS Japan purchased the basic package software for cryptocurrency trading platform (“Software Platform Package”) from GL Co., Ltd. in the amount of 2,000,000 JPY (approximately $18,000). AIS Japan intends to provide IT development services pertaining to the Software Platform Package to companies focused on the digital currency industry throughout Japan.

On April 1, 2018, the Company entered into an agreement with Trend Rich Global Limited to lease the Company’s Software System package. The Software System Package is source code that can be expanded upon to create custom websites for clients in the digital currency industry.

On August 16, 2018, AIS Japan Co., Ltd., our wholly owned subsidiary, entered into a Software Development Agreement (the “Agreement”) with GL Co., Ltd., whereas GL Co., Ltd. will improve upon the Company’s existing Software Platform Package which is owned by AIS Japan. The fee to further develop the software is in the amount of 5,000,000 JPY (approximately $45,000).

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

On March 6, 2020, the agreement between the Company and GL Co., Ltd. was deemed to have been completed. GL Co., Ltd. successfully improved the software system’s administration system, as well as user system, in ways which were deemed to be acceptable and complete by the Company, and the ongoing services of GL Co., Ltd. were deemed to no longer be required.

On April 1, 2020, the Company and Trend Rich Global Limited mutually agreed to alter the monthly fees charged to Trend Rich Global Limited by the Company. All material components of the initial agreement entered into on April 1, 2018 remained unaltered, but the monthly basic fee was reduced from $8,000 to $3,600.

Overview

We are a start-up stage company with a fiscal year end of March 31. Effective February 28, 2018, our wholly owned subsidiary, which we operate exclusively through at this time, AIS Japan, purchased a "Software Platform Package," from GL Co., Ltd. in the amount of 2,000,000 JPY (approximately $18,000).

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

As our software further develops we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing. During the March 31, 2021 fiscal year end, there was no change to the menu or functions of the Software Platform Package.

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

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan. There has been no progress on the development of our marketing plan during the fiscal year ended March 31, 2021.

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

Holders

As of June 23, 2021, we have 35 shareholders of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $23,144 as of March 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2021, the Company has $95,089 due to the related party of Mr. Takehiro Abe, our sole officer and director and this is unsecured, due on demand and non-interest bearing .The purpose of this loan was the payment of the operating expenses.

We are a start-up company and have generated some revenue for the year ended March 31, 2021. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net income of $12,124 for the year ended March 31, 2021 as opposed to a net loss of $43,445 for period ended March 31, 2020. This is attributable to a decease in general and administrative operating expenses for the year ended March 31, 2021 when compared to the year ended March 31, 2020.

Going Concern

For the year ended March 31, 2021, the Company has generated minimal income from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a more stable source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AIS HOLDINGS GROUP, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Shareholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AIS Holdings Group, Inc. (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two-year periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3 to the financial statements, the Company had a going concern due to a negative working capital and losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

June 23, 2021

- F2 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2021	March 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$23,144	$41,559
Accounts receivable, trade	3,600	8,000
Prepaid expenses	375	619

TOTAL CURRENT ASSETS	27,119	50,178

Non-current Assets
Software, net	-	5,349

TOTAL NON-CURRENT ASSETS	-	5,349

TOTAL ASSETS	$27,119	$55,527

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$95,089	$146,937
Accrued expenses	2,981	2,455

TOTAL LIABILITIES	98,070	149,392

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of as of March 31, 2021 and March 31, 2020)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2021 and March 31, 2020)	2,000	2,000
Additional paid-in capital	34,714	24,768
Accumulated deficit	(106,909)	(119,033)
Accumulated other comprehensive loss	(756)	(1,600)

TOTAL SHAREHOLDERS' DEFICIT	(70,951)	(93,865)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$27,119	$55,527

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020

Revenues	$84,700	$96,396

OPERATING EXPENSE
General and administrative expenses	81,494	128,407

Total Operating Expenses	81,494	128,407

Other income (expense)
Other income	18,864	-
Interest expenses	(9,946)	(10,781)

Loss before tax	12,124	(42,792)

Income tax expense	-	653

NET INCOME (LOSS)	$12,124	$(43,445)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	844	(2,443)

TOTAL COMPREHENSIVE LOSS	$12,968	$(45,888)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance – March 31, 2019	20,000,000	$2,000	$13,987	$843	$(75,588)	$(58,758)

Imputed Interests	-	-	10,781	-	-	10,781
Net loss	-	-	-	-	(43,445)	(43,445)
Foreign currency translation	-	-	-	(2,443)	-	(2,443)

Balance – March 31, 2020	20,000,000	$2,000	$24,768	$(1,600)	$(119,033)	$(93,865)

Imputed Interests	-	-	9,946	-	-	9,946
Net income	-	-	-	-	12,124	12,124
Foreign currency translation	-	-	-	844	-	844

Balance – March 31, 2021	20,000,000	$2,000	$34,714	$(756)	$(106,909)	$(70,951)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

AIS HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2021	March 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,124	$(43,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	9,946	10,781
Depreciation expense	5,426	5,865
Changes in operating assets and liabilities:
Accounts receivable	4,400	-
Prepaid expenses	244	(619)
Accrued expenses	526	2,533
Net cash provided by (used in) operating activities	32,666	(24,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	33,632	55,245
Repayment of due to related party	(81,301)	(23,124)
Net cash provided by (used in) financing activities	(47,669)	32,121

Net effect of exchange rate changes on cash	(3,412)	(2,443)

Net Change in Cash and Cash Equivalents	$(18,415)	$4,827
Cash and cash equivalents - beginning of period	41,559	36,732
Cash and cash equivalents - end of period	$23,144	$41,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AIS Holdings Group, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Superb Acquisition, Inc. On June 20, 2017, we changed our name to AIS Holdings Group, Inc.

On April 1, 2018, the Company entered into an agreement with Trend Rich Global Limited to lease the Company’s Software System package. The Software System Package is source code that can be expanded upon to create custom websites for clients in the digital currency industry.

On August 16, 2018, AIS Japan entered into a Software Development Agreement with GL Co., Ltd., whereas GL Co., Ltd. will improve upon the Company’s existing Software Platform Package which is owned by AIS Japan. The fee to further develop the software is in amount of 5,000,000 JPY (approximately $45,000).

On March 6, 2020, the agreement between the Company and GL Co., Ltd. was deemed to have been completed. GL Co., Ltd. successfully improved the software system’s administration system, as well as user system, in ways which were deemed to be acceptable and complete by the Company, and the ongoing services of GL Co., Ltd. were deemed to no longer be required.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended March 31, 2021 and 2020 the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

Revenue Recognition

The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company signed a technology license agreement with a third party at $3,600 per month which was first recognized during the year ended March 31, 2021. The Company did temporary maintenance on software at $45,100 during the year ended March 31, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2021	March 31, 2020
Current JPY: US$1 exchange rate	110.70	107.53
Average JPY: US$1 exchange rate	106.02	108.73

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2021 and 2020.

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

The Company does not have any potentially dilutive instruments as of March 31, 2021 and 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

- F8 -

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, working capital deficiency, and other adverse key financial ratios.

The Company has not established any substantive source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $2,981 as of March 31, 2021 as compared to $2,455 as of March 31, 2020.

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

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2021 and 2020, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

	March 31,
	2021	2020
Deferred tax asset, generated from net operating loss at statutory rates	$13,920	$18,555
Valuation allowance	(13,920)	(18,555)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2021 and 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2021 and 2020.

The Company did not have any potentially dilutive instruments as of March 31, 2021 and 2020, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2021 and 2020, the Company had imputed interest of $9,946 and $10,781, respectively.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2021 and 2020, the Company had imputed interest of $9,946 and $10,781, respectively.

Due to related party

For the year ended March 31, 2021 and 2020, the Company borrowed $33,632 and $55,245, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2021 and 2020, the Company repaid $81,301 and $23,124, respectively, to Takehiro Abe. The total due as of March 31, 2021 and 2020 were $95,089 and $146,937, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2021 and 2020, the Company had imputed interest of $9,946 and $10,781.

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

The following table presents details of our purchased software assets as of March 31, 2021 and 2020:

		Balance at	Additions	Impairments	Amortization	Disposal	Net effect of	Balance at
		March 31					exchange rate	March 31
Cryptocurrency System	2020	11,205	-	-	(6,131)	-	275	5,349
	2021	5,349	-	-	(5,426)	-	(77)	-
Total		$5,349	$-	$-	$(11,557)	$-	$198	$-

The software assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for software assets was $6,131 and $5,425 for the year ended March 31, 2021 and 2020, respectively. For the year ended March 31, 2021, Cryptocurrency System was depreciated.

NOTE 9 – OTHER INCOME

On May 15, 2020, the Company received the subsidy for the COVID-19 from the Japanese government in the amount of JPY2,000,000 ($18,864).

NOTE 10 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Receivables

Accounts receivables for 10% or more of total revenues are as follows:

For the year ended March 31, 2021 and 2020, 100% of the accounts receivables was generated from one customer whose name was Trend Rich Global Limited in the amount of $3,600 and $8,000, respectively.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2021 and 2020, 100% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $84,700 and $96,396, respectively.

NOTE 11 - CONTINGENCIES

For the year ended March 31, 2021 and 2020, the Company was not involved in any legal proceedings. As of March 31, 2021 and 2020, the Company had no pending legal cases.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 23, 2021, the date on which the consolidated financial statements were available to be issued.

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

Our Chief Executive Officer, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2021 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	38	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	38	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2021.

Procedure for Nominating Directors

In 2021, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2020 and for the year ended March 31, 2021.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2020 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

*The table below is as of March 31, 2021.

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

Item 13. Certain Relationships and Related Transactions.

For the year ended March 31, 2021 and 2020, the Company borrowed $33,632 and $55,245, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2021 and 2020, the Company repaid $81,301 and $23,124, respectively, to Takehiro Abe. The total due as of March 31, 2021 and 2020 were $95,089 and $146,937, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2021 and 2020, the Company had imputed interest of $9,946 and $10,781, respectively.

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

		2021	2020
Audit fees	M&K CPAS, PLLC	$22,310	$25,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$22,310	$25,500

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

Dated: June 23, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 23, 2021