Form 10-Q
period 2021-12-31
AIS Holdings Group, Inc.
filed 2022-01-28
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 28, 2022: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2021	March 31, 2021
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$13,274	$23,144
Accounts receivable, trade	3,600	3,600
Prepaid expenses	475	375

TOTAL CURRENT ASSETS	17,349	27,119

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$97,036	$95,089
Accrued expenses	6,022	2,981

TOTAL CURRENT LIABILITIES	103,058	98,070

Shareholders' Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of December 31, 2021 and March 31, 2021)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2021 and March 31, 2021)	2,000	2,000
Additional paid-in capital	40,503	34,714
Accumulated deficit	(131,107)	(106,909)
Accumulated other comprehensive loss	2,895	(756)

TOTAL SHAREHOLDERS' DEFICIT	(85,709)	(70,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,349	$27,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenues	$12,300	$22,300	$33,900	$59,900

OPERATING EXPENSE
General and administrative expenses	10,337	20,293	52,309	65,887

Total Operating Expenses	10,337	20,293	52,309	65,887

Other income (expense)
Other income	-	141	-	18,864
Interest expenses	(1,939)	(2,512)	(5,789)	(7,827)

NET INCOME (LOSS)	$24	$(364)	$(24,198)	$5,050

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,662	(3,094)	3,651	(5,023)

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,686	$(3,458)	$(20,547)	$27

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F2 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance – March 31, 2020	20,000,000	$2,000	$24,768	$(1,600)	$(119,033)	$(93,865)
Imputed Interests	-	-	2,463	-	-	2,463
Net loss	-	-	-	-	5,743	5,743
Foreign currency translation	-	-	-	318	-	318

Balance – June 30, 2020	20,000,000	$2,000	$27,231	$(1,282)	$(113,290)	$(85,341)

Imputed Interests	-	-	2,852	-	-	2,852
Net loss	-	-	-	-	(329)	(329)
Foreign currency translation	-	-	-	(2,247)	-	(2,247)

Balance – September 30, 2020	20,000,000	$2,000	$30,083	$(3,529)	$(113,619)	$(85,065)

Imputed Interests	-	-	2,512	-	-	2,512
Net loss	-	-	-	-	(364)	(364)
Foreign currency translation	-	-	-	(3,094)	-	(3,094)

Balance – December 31, 2020	20,000,000	$2,000	$32,595	$(6,623)	$(113,983)	$(86,011)

Balance – March 31, 2021	20,000,000	$2,000	$34,714	$(756)	$(106,909)	$(70,951)
Imputed Interests	-	-	1,919	-	-	1,919
Net income	-	-	-		(22,341)	(22,341)
Foreign currency translation	-	-	-	539	-	539

Balance – June 30, 2021	20,000,000	$2,000	$36,633	$(217)	$(129,250)	$(90,834)

Imputed Interests	-	-	1,930	-	-	1,930
Net loss	-	-	-	-	(1,881)	(1,881)
Foreign currency translation	-	-	-	450	-	450

Balance – September 30, 2021	20,000,000	$2,000	$38,563	$233	$(131,131)	$(90,335)

Imputed Interests	-	-	1,940	-	-	1,940
Net loss	-	-	-	-	24	24
Foreign currency translation	-	-	-	2,662	-	2,662

Balance – December 31, 2021	20,000,000	$2,000	$40,503	$2,895	$(131,107)	$(85,709)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,198)	$5,050
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	5,789	7,827
Depreciation expense	-	4,716
Changes in operating assets and liabilities:
Accounts receivable	-	4,400
Prepaid expenses	(100)	(56)
Accrued expenses	3,041	(2,455)
Net cash used in operating activities	(15,468)	19,482

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	1,947	27,954
Repayment of due to related party	-	(58,117)
Net cash provided by (used in) financing activities	1,947	(30,163)

Net effect of exchange rate changes on cash	3,651	1,838

Net Change in Cash and Cash Equivalents	$(9,870)	$(8,843)
Cash and cash equivalents - beginning of period	23,144	41,559
Cash and cash equivalents - end of period	$13,274	$32,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F4 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended For the period ended December 31, 2021 and 2020 the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2021	December 31, 2020
Current JPY: US$1 exchange rate	115.08	103.24
Average JPY: US$1 exchange rate	111.28	106.02

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2021 and March 31, 2020.

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

The Company does not have any potentially dilutive instruments as of December 31, 2021 and 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $6,022 as of December 31, 2021 as compared to March 31, 2021 which was $2,981.

NOTE 5 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 23.2% of a company’s assessable profit. The Company’s subsidiary, AIS Japan, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2021, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $131,107 as of December 31, 2021 and will expire beginning in the year 2040. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at December 31, 2021 and March 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at December 31, 2021 and March 31, 2021.

The Company did not have any potentially dilutive instruments as of December 31, 2021 and March 31, 2021 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the nine months ended December 31, 2021 and 2020, the Company had imputed interest of $5,789 and $7,827.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

During the nine months ended December 31, 2021 and 2020, the Company had imputed interest of $5,789 and $7,827.

Due to related party

For the nine months ended December 31, 2021 and 2020, the Company borrowed $1,947 and $27,954 from Takehiro Abe, CEO of the Company. For the nine months ended December 31, 2021 and 2020, the Company repaid $0 and $58,117 to Takehiro Abe. The total due as of December 31, 2021 and March 31, 2021 were $97,036 and $95,089 and were unsecured, due on demand and non-interest bearing.

During the nine months ended December 31, 2021 and 2020, the Company had imputed interest of $5,789 and $7,827.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 28, 2022, the date on which the consolidated financial statements were available to be issued.

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

Liquidity and Capital Resources

Our cash balance is $13,274 as of December 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2021, the Company has $97,036 due to the related party of Mr. Takehiro Abe, our sole officer and director.

On April 1, 2018 the Company entered into an agreement with Trend Rich Global Limited (“Trend Rich”) to lease the Company’s Software System package. The basic software is a pre-coded template that can be expanded upon to create custom websites for clients in the digital currency industry. Pursuant to this agreement, for the nine months ended December 31, 2021, the Company generated the revenues of $33,900. These revenues did not cover our operating expenses.

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

Net Income (Loss)

We recorded a net loss of $24,198 for the nine months ended December 31, 2021 as opposed to a net income of $5,050 for the nine months ended December 31, 2020. The decrease in net loss is attributed to decreased operating expenses and increased other income.

Going Concern

For the period ended December 31, 2021, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Certificate of Amendment (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2021. (3)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Takehiro Abe

Chief Executive Officer

By: /s/ Takehiro Abe

Chief Financial Officer

Dated: January 28, 2022