Form 10-K
period 2022-03-31
AIS Holdings Group, Inc.
filed 2022-06-10
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2022

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

[  ] Yes [X] No

As of September 30, 2021, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of June 10, 2022, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS HOLDINGS GROUP, INC.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

On February 28, 2018, AIS Japan purchased software for a cryptocurrency trading platform (“Software Platform Package”) from GL Co., Ltd. in the amount of 2,000,000 JPY (approximately $18,000). AIS Japan intends to provide IT development services pertaining to the Software Platform Package to companies focused on the digital currency industry throughout Japan.

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

On April 1, 2020, the Company and Trend Rich Global Limited mutually agreed to alter the monthly fees charged to Trend Rich Global Limited by the Company. All material components of the initial agreement entered into on April 1, 2018 remained unaltered, but the monthly basic fee was reduced from $8,000 to $3,600. The agreement remains active.

Overview

We are a start-up stage company with a fiscal year end of March 31. Effective February 28, 2018, our wholly owned subsidiary, which we operate exclusively through at this time, AIS Japan, purchased a "Software Platform Package," from GL Co., Ltd. in the amount of 2,000,000 JPY (approximately $18,000).

The "Software Platform Package" is source code, intended to be used as a baseline which can be expanded upon to create third party websites for companies in the cryptocurrency industry. The Company currently, and intends to continue to, lease out the source code, known as the "Software Platform Package", to third parties. Additionally, we offer supplementary IT services to alter the source code in order to add additional features, at the request of clients, for additional fees which may vary depending on the scope of the changes.

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

Our pricing policies are not fixed at this time, as we evaluate pricing on a case-by-case basis. At present, our Software Platform Package allows for users of our clients’ websites to create their own log in information and customizable profile that displays their full name and username. On their profile they are able to view user agreements such as the terms and conditions of use and for added security they will be able to opt into two factor authentication. The security feature utilizes the Google authenticator for android and iOS, and users are able to opt in and out of this additional security verification.

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

As our software further develops, we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing. During the March 31, 2022 fiscal year end, there was no change to the menu or functions of the Software Platform Package.

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

Mr. Abe primarily assisted both the Key Token and FTV Token during preparation for their ICOs by defining user requirements, providing oversight of engineering, and progress management. Mr. Abe hopes that through his industry experience he will be able to assist companies seeking to conduct their own ICO. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case-by-case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party and the Company will not be operating any kind of cryptocurrency exchange, nor is Mr. Abe conducting any ICOs.

Software (Website) Creation

As mentioned previously, we have a "Software Platform Package" which is source code intended to be used as a baseline, which can be expanded upon, to create third party websites for companies in the cryptocurrency industry. To create these websites, for third parties using our Software Platform package, and to add additional elements not included in our existing software platform package, we intend to hire third party contractors to perform these IT services. We will vet out such contractors on a case-by-case basis.

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

Custody

Our source code is not protected by any trademarks, patents, or provisions. However, we have clients who lease our source code sign a waiver stating they will not sell, share, or redistribute the source code “Software Platform Package” we provide them to create their own third-party websites.

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

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan. There has been no progress on the development of our marketing plan during the fiscal year ended March 31, 2022.

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

Properties

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by our Chief Executive Officer and is provided to the Company free of charge.

Employees

Currently, we have a total of one full time employee and, through our subsidiary AIS Japan Co., LTD, one part time employee. Our full-time employee is our Chief Executive Officer Mr. Takehiro Abe. He currently, and intends to continue to, devote 40 hours per week to the Company. Our part time employee works on an hourly basis without benefits. We have tentative plans to hire additional employees on a need be basis that is currently unidentified.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by our Chief Executive Officer and is provided to the Company free of charge. We do not currently own any properties and believe that, at present, our office space, is adequate to sustain our current level of operations.

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

Holders

As of June 10, 2022, we have 35 shareholders of record of our common stock and 20,000,000 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $45,307 as of March 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2022, the Company has $70,794 due to the related party, Mr. Takehiro Abe, our sole officer and director and this is unsecured, due on demand and non-interest bearing. The purpose of this loan was the payment of the operating expenses.

We are a start-up company and have generated nominal revenue for the year ended March 31, 2022. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $10,359 for the year ended March 31, 2022 as opposed to a net income of $12,124 for the year ended March 31, 2021. This is attributable to a decrease in revenues for the year ended March 31, 2022 when compared to the year ended March 31, 2021.

Going Concern

For the year ended March 31, 2022, the Company has generated minimal income from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a more stable source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AIS HOLDINGS GROUP, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Shareholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has suffered a net loss from operations and has a capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB ..

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company has a going concern due to a negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

June 10, 2022

- F2-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2022	March 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$45,307	$23,144
Accounts receivable, trade	3,600	3,600
Prepaid expenses	175	375

TOTAL CURRENT ASSETS	49,082	27,119

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$70,794	$95,089
Accrued expenses	-	2,981
Accrued receipts	45,372	-

TOTAL CURRENT LIABILITIES	116,166	98,070

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2022 and 2021)	2,000	2,000
Additional paid-in capital	42,230	34,714
Accumulated deficit	(117,268)	(106,909)
Accumulated other comprehensive loss	5,954	(756)

Total Shareholders’ Deficit	(67,084)	(70,951)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,082	$27,119

The accompanying notes are an integral part of these consolidated financial statements.

- F3-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Revenues	$44,700	$84,700

OPERATING EXPENSE
General and administrative expenses	66,222	81,494

Total Operating Expenses	66,222	81,494

Other income (expense)
Other income	18,679	18,864
Interest expenses	(7,516)	(9,946)

NET INCOME (LOSS)	$(10,359)	$12,124

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	6,710	844

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,649)	$12,968

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

 - F4 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance - March 31, 2020	20,000,000	$2,000	$24,768	$(1,600)	$(119,033)	$(93,865)

Imputed Interests	-	-	9,946	-	-	9,946
Net income	-	-	-	-	12,124	12,124
Foreign currency translation	-	-	-	844	-	844

Balance - March 31, 2021	20,000,000	$2,000	$34,714	$(756)	$(106,909)	$(70,951)

Imputed Interests	-	-	7,516	-	-	7,516
Net loss	-	-	-	-	(10,359)	(10,359)
Foreign currency translation	-	-	-	6,710	-	6,710

Balance - March 31, 2022	20,000,000	$2,000	$42,230	$5,954	$(117,268)	$(67,084)

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,359)	$12,124
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest	7,516	9,946
Depreciation expense	-	5,426
Changes in operating assets and liabilities:
Accounts receivable	-	4,400
Accrued receipts	45,372	-
Prepaid expenses	200	244
Accrued expenses	(2,981)	526
Net cash used in operating activities	39,748	32,666

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	8,584	33,632
Repayment of due to related party	(26,700)	(81,301)
Net cash provided used in financing activities	(18,116)	(47,669)

Net effect of exchange rate changes on cash	(531)	(3,412)

Net Change in Cash and Cash Equivalents	$22,163	$(18,415)
Cash and cash equivalents - beginning of period	23,144	41,559
Cash and cash equivalents - end of period	$45,307	$23,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

On April 1, 2020, the Company and Trend Rich Global Limited mutually agreed to alter the monthly fees charged to Trend Rich Global Limited by the Company. All material components of the initial agreement entered into on April 1, 2018 remained unaltered, but the monthly basic fee was reduced from $8,000 to $3,600. The agreement remains active.

Our principal executive offices are located at 2-41-7-336, Shinsakae Naka-ku Nagoya-shi, Aichi, 460-0007, Japan.

The Company has elected March 31st as its fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and AIS Japan Co., Ltd., a Japan corporation. All significant intercompany accounts and transactions have been eliminated.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended For the period ended March 31, 2022 and 2021 the Company did not record any impairment charges on long-lived assets.

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

Revenue from consulting sales

Revenue for consulting is recognized when the consulting is delivered to the customer and the customer complete the product inspection.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2022	March 30, 2021
Current JPY: US$1 exchange rate	121.66	110.70
Average JPY: US$1 exchange rate	112.43	106.02

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2022 and 2021.

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

The Company does not have any potentially dilutive instruments as of March 31, 2022 and 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $0 as of March 31, 2022 as compared to March 31, 2021 which was $2,981.

NOTE 5 - Accrued receipts

Accrued expenses totaled $45,372 as of March 31, 2022 as compared to March 31, 2021 which was $0.

NOTE 6 - INCOME TAXES

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

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2021	21.59%	23.40%	34.11%
2022	21.42%	23.20%	33.59%

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2022 and 2021, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

	March 31,
	2022	2021
Deferred tax asset, generated from net operating loss at statutory rates	$14,517	$13,920
Valuation allowance	(14,517)	(13,920)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal INCOME tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2022 and 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2022 and 2021.

The Company did not have any potentially dilutive instruments as of March 31, 2022 and 2021 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2022 and 2021, the Company had imputed interest of $7,516 and $9,946, respectively.

NOTE 8 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2022 and 2021, the Company had imputed interest of $7,516 and $9,946.

Due to related party

For the year ended March 31, 2022 and 2021, the Company borrowed $8,584 and $33,632, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2022 and 2021, the Company repaid $24,659 and $81,301, respectively, to Takehiro Abe. The total due as of March 31, 2022 and 2021 were $70,794 and $95,089, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2022 and 2021, the Company had imputed interest of $7,516 and $9,946.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 9 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Accounts Receivables

Accounts receivables for 10% or more of total revenues are as follows:

For the year ended March 31, 2022 and 2021, 100% of the accounts receivables was generated from one customer whose name was Trend Rich Global Limited in the amount of $3,600 and $3,600, respectively.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2022 and 2021, 100% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $44,700 and $84,700, respectively.

NOTE 10 - OTHER INCOME

On May 23, 2022, the Company received the subsidy for the COVID-19 from the Japanese government in the amount of JPY1,000,000 ($8,895).

On May 31, 2022, the Company received the cancellation fees from one client in the amount of JPY1,100,000 ($9,784).

NOTE 11 - CONTINGENCIES

For the year ended March 31, 2022 and 2021, the Company was not involved in any legal proceedings. As of March 31, 2021 and 2020, the Company had no pending legal cases.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 10, 2022, the date on which the consolidated financial statements were available to be issued.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our Chief Executive Officer, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	39	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	39	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2022.

Procedure for Nominating Directors

In 2022, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2021 and for the year ended March 31, 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2021 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

*The table below is as of March 31, 2022.

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

Item 13. Certain Relationships and Related Transactions.

Additional paid-in capital

For the year ended March 31, 2022 and 2021, the Company had imputed interest of $7,516 and $9,946.

Due to related party

For the year ended March 31, 2022 and 2021, the Company borrowed $8,584 and $33,632, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2022 and 2021, the Company repaid $24,659 and $81,301, respectively, to Takehiro Abe. The total due as of March 31, 2022 and 2021 were $70,794 and $95,089, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2022 and 2021, the Company had imputed interest of $7,516 and $9,946.

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

		2022	2021
Audit fees	M&K CPAS, PLLC	$21,934	$22,310
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$21,934	$22,310

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

Financial statements for our Company are listed under Item 8 of this document.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Amendment to Certificate of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 14, 2017, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIS Holdings Group, Inc.

(Registrant)

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 10, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 10, 2022