Form 10-K
period 2023-03-31
AIS Holdings Group, Inc.
filed 2023-06-26
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED March 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55769

AIS HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4877329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-41-7-336, Shinsakae Naka-ku Nagoya-shi, Aichi, Japan	460-0007
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	None, however quoted by the OTC Markets Group under the ticker “AIDG”

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

[  ] Yes [X] No

As of September 30, 2022, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of June 26, 2023, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS HOLDINGS GROUP, INC.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

On June 18, 2017, Mr. Thomas DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

On April 1, 2020, the Company and Trend Rich Global Limited mutually agreed to alter the monthly fees charged to Trend Rich Global Limited by the Company. All material components of the initial agreement entered into on April 1, 2018 remained unaltered, but the monthly basic fee was reduced from $8,000 to $3,600. The agreement was again amended in August 2022. See below.

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

As our software further develops, we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing. During the March 31, 2023 fiscal year end, there was no change to the menu or functions of the Software Platform Package.

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

Mr. Abe primarily assisted both the Key Token and FTV Token during preparation for their ICOs by defining user requirements, providing oversight of engineering, and progress management. Mr. Abe hopes that through his industry experience he will be able to assist companies seeking to conduct their own ICO. At the present time, no pricing policies have been set regarding his consulting services, nor has he determined the extent to which he intends to consult clients. However, we believe that this service will vary on a case-by-case basis per the specific needs of each client. To reiterate again, however, the Company and Mr. Abe will not be acting as a conduit, or a broker to sell any digital coins of any party and the Company will not be operating any kind of cryptocurrency exchange, nor is Mr. Abe conducting any ICOs. During the fiscal year ended March 31, 2023, we did not have any clients for our consultation services.

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

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan. There has been no progress on the development of our marketing plan during the fiscal year ended March 31, 2023.

Future Plans

Our future plans, at present, are constrained to finalizing the details of our services and our Software System Package. We intend to develop pricing policies and strategies for the implementation of all the services we have detailed herein including the lease of our Software Platform Package. However, we do not have a specific timeline in place for how long it will take us to finalize such plans. Subsequent to finalizing our services, and our pricing, we will begin exploring methods through which we can begin to effectively market our services and our Software Platform Package. We also intend to hire additional employees, but we have no plans in place regarding the criteria for future staff members at this point in time. Our efforts to finalize a marketing plan and begin to hire additional employees will be an ongoing process. Our future plans are the same as those disclosed in our annual report for the fiscal year ended March 31, 2022, as we were not able to achieve these plans during the fiscal year ended March 31, 2023.

Properties

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by our Chief Executive Officer and is provided to the Company free of charge.

Employees

Currently, we have one full time employee and, through our subsidiary AIS Japan Co., LTD, one part time employee. Our full-time employee is our Chief Executive Officer Mr. Takehiro Abe. He currently, and intends to continue to, devote 40 hours per week to the Company. Our part time employee works on an hourly basis without benefits. We have tentative plans to hire additional employees on a need be basis however those plans are not definitive or defined in detail.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 2-41-7-336, Shinsakae, Naka-ku Nagoya-shi, Aichi, 460-0007, Japan. This property is rented by our Chief Executive Officer and is provided to the Company free of charge. We do not currently own any properties and we believe that, at present, our office space, is adequate to sustain our current level of operations.

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

Holders

As of June 26, 2023, we have 35 shareholders of record of our common stock and 20,000,000 shares of common stock deemed issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $2,977 as of March 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2023, the Company has $75,576 due to related party, Mr. Takehiro Abe, our sole officer and director. The amount is unsecured, due on demand and non-interest bearing. The purpose of this loan was for payment of operating expenses.

We are a start-up company and have generated nominal revenue for the year ended March 31, 2023. We believe we will need to generate additional revenues to cover our costs and expenses as a first priority. If we cannot generate sufficient revenues to cover our operating expenses, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $12,993 for the year ended March 31, 2023, as opposed to a net loss of $10,359 for the year ended March 31, 2022. We believe this is attributable to a decrease in other income for the year ended March 31, 2023 when compared to the year ended March 31, 2022.

Going Concern

For the year ended March 31, 2023, the Company has generated minimal income from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a more stable source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AIS HOLDINGS GROUP, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Shareholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

June 26, 2023

- F2-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2023	March 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$2,977	$45,307
Accounts receivable, trade	2,000	3,600
Prepaid expenses	975	175

TOTAL CURRENT ASSETS	5,952	49,082

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$75,576	$70,794
Accrued receipts	-	45,372

TOTAL CURRENT LIABILITIES	75,576	116,166

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of March 31, 2023 and 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2023 and 2022)	2,000	2,000
Additional paid-in capital	47,530	42,230
Accumulated deficit	(130,261)	(117,268)
Accumulated other comprehensive loss	11,107	5,954

TOTAL SHAREHOLDERS' DEFICIT	(69,624)	(67,084)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,952	$49,082

The accompanying notes are an integral part of these consolidated financial statements.

- F3-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Revenues	$53,283	$44,700

OPERATING EXPENSE
General and administrative expenses	60,962	66,222

Total Operating Expenses	60,962	66,222

Other Income (Expense)
Other income	-	18,679
Interest expenses	(5,314)	(7,516)

NET LOSS	$(12,993)	$(10,359)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,153	6,710

TOTAL COMPREHENSIVE LOSS	$(7,840)	$(3,649)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

 - F4 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance - March 31, 2021	20,000,000	$2,000	$34,714	$(756)	$(106,909)	$(70,951)
Imputed Interests	-	-	7,516	-	-	7,516
Net loss	-	-	-	-	(10,359)	(10,359)
Foreign currency translation	-	-	-	6,710	-	6,710

Balance - March 31, 2022	20,000,000	$2,000	$42,230	$5,954	$(117,268)	$(67,084)

Imputed Interests	-	-	5,300	-	-	5,300
Net loss	-	-	-	-	(12,993)	(12,993)
Foreign currency translation	-	-	-	5,153	-	5,153

Balance - March 31, 2023	20,000,000	$2,000	$47,530	$11,107	$(130,261)	$(69,624)

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,993)	$(10,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	5,300	7,516
Changes in operating assets and liabilities:
Accounts receivable	1,600	-
Prepaid expenses	(800)	200
Accrued expenses	-	(2,981)
Accrued receipts	(40,747)	45,372
Net cash provided by (used in) operating activities	(47,640)	39,748

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	9,931	8,584
Repayment of due to related party	-	(26,700)
Net cash provided by (used in) financing activities	9,931	(18,116)

Net effect of exchange rate changes on cash	(4,621)	(531)

Net Change in Cash and Cash Equivalents	$(42,330)	$22,163
Cash and cash equivalents - beginning of period	45,307	23,144
Cash and cash equivalents - end of period	$2,977	$45,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023 AND 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AIS Holdings Group, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Superb Acquisition, Inc. On September 20, 2017, we changed our name to AIS Holdings Group, Inc.

On June 18, 2017, Mr. Thomas DeNunzio, our now former officer and director, resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended For the period ended March 31, 2023 and 2022 the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2023	March 31, 2022
Current JPY: US$1 exchange rate	132.79	121.66
Average JPY: US$1 exchange rate	135.47	112.43

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2023 and 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $0 as of March 31, 2023 as compared to March 31, 2022 which was $45,372.

On April 5, 2022, the Company refunded accrued receipt of $26,508 to one customer.

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

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2022	21.37%	23.37%	33.58%
2023	21.37%	23.37%	33.58%

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2023 and 2022, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

	March 31,
	2023	2022
Deferred tax asset, generated from net operating loss at statutory rates	$16,132	$14,517
Valuation allowance	(16,132)	(14,517)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2023 and 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2023 and 2022.

The Company did not have any potentially dilutive instruments as of March 31, 2023 and 2022 and thus anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $5,300 and $7,516, respectively.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $5,300 and $7,516.

Due to related party

For the year ended March 31, 2023 and 2022, the Company borrowed $9,931 and $8,584, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2023 and 2022, the Company repaid $0 and $24,659, respectively, to Takehiro Abe. The total due as of March 31, 2023 and 2022 were $75,576 and $70,794, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $5,300 and $7,516.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventory, accounts receivable and revenue.

Concentration of Accounts Receivables

Accounts receivables for 10% or more of total revenues are as follows:

For the year ended March 31, 2023 and 2022, 100% of the accounts receivables was generated from one customer whose name was Trend Rich Global Limited in the amount of $2,000 and $3,600, respectively.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2023, 57.1% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $30,400.

For the year ended March 31, 2023, 42.9% of the revenue was generated from one customer whose name was Trade Link Japan in the amount of $22,883.

For the year ended March 31, 2022, 100% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $44,700.

NOTE 9 - OTHER INCOME

On March 23, 2022, the Company received the subsidy for the COVID-19 from the Japanese government in the amount of JPY1,000,000 ($8,895).

On March 31, 2022, the Company received the cancellation fees from one client in the amount of JPY1,100,000 $(9,784).

NOTE 10 - CONTINGENCIES

For the year ended March 31, 2023 and 2022, the Company was not involved in any legal proceedings. As of March 31, 2023 and 2022, the Company had no pending legal cases.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 26, 2023, the date on which the consolidated financial statements were available to be issued.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, our Chief Executive Officer, who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer and sole director, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	40	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	40	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2023.

Procedure for Nominating Directors

In 2023, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2022 and for the year ended March 31, 2023.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2022 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

*The table below is as of March 31, 2023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Takehiro Abe, Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer Address: 2-41-7-336, ShinsakaeNaka-ku Nagoya-shi, Aichi, Japan	18,200,000	91.00%	N/A	N/A	91.00%
5% Shareholders
N/A	-	-	-	-	-

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

Item 13. Certain Relationships and Related Transactions.

Additional paid-in capital

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $5,300 and $7,516.

Due to related party

For the year ended March 31, 2023 and 2022, the Company borrowed $9,931 and $8,584, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2023 and 2022, the Company repaid $0 and $24,659, respectively, to Takehiro Abe. The total due as of March 31, 2023 and 2022 were $75,576 and $70,794, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $5,300 and $7,516.

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

		2023	2022
Audit fees	M&K CPAS, PLLC	$26,650	$21,934
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$26,650	$21,934

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

Financial statements for our Company are listed under Item 8 of this document.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Amendment to Certificate of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on September 14, 2017, and incorporated herein by this reference.
(3)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIS Holdings Group, Inc.

(Registrant)

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 26, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: June 26, 2023