Form 10-K
period 2024-03-31
AIS Holdings Group, Inc.
filed 2024-07-05
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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

[  ] Yes [X] No

As of September 30, 2024, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of July 5, 2024, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS HOLDINGS GROUP, INC.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

On February 1, 2024, The Company has ended its relationship/ terminated its agreement with Trend Rich Global Limited.

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

As our software further develops, we may increase the number of features available to users, remove certain features, or alter their functionality in material ways. As such, all of the aforementioned features of the Software Platform Package should be viewed in light of the fact that development is ongoing. During the March 31, 2024 fiscal year end, there was no change to the menu or functions of the Software Platform Package.

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

We have as of yet undeveloped plans to further market our Software Platform Package online via social media and other relevant industry related websites and message boards. At present we do not have specific plans for the implementation of our marketing plan, the extent to which we will require capital for our marketing efforts, or when we will commence with the implementation of our pending marketing plan. There has been no progress on the development of our marketing plan during the fiscal year ended March 31, 2024.

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

Holders

As of July 5, 2024, we have 35 shareholders of record of our common stock and 20,000,000 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $1,165 as of March 31, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

As of March 31, 2024, the Company has $102,209 due to the related party, Mr. Takehiro Abe, our sole officer and director and this is unsecured, due on demand and non-interest bearing. The purpose of this loan was the payment of the operating expenses.

We are a start-up company and have generated nominal revenue for the year ended March 31, 2024. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $50,975 for the year ended March 31, 2024 as opposed to a net loss of $12,993 for the year ended March 31, 2023. This is attributable to a decrease in revenues for the year ended March 31, 2024 when compared to the year ended March 31, 2023.

Going Concern

For the year ended March 31, 2024, the Company has generated minimal income from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a more stable source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AIS HOLDINGS GROUP, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (Firm ID: 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Shareholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F9

- F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

July 5, 2024

- F2-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2024	March 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$1,165	$2,977
Accounts receivable, trade	-	2,000
Prepaid expenses	100	975

TOTAL CURRENT ASSETS	1,265	5,952

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$102,209	$75,576
Accrued expenses	25	-

TOTAL CURRENT LIABILITIES	102,234	75,576

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of March 31, 2024 and 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2024 and 2023)	2,000	2,000
Additional paid-in capital	58,383	47,530
Accumulated deficit	(181,235)	(130,261)
Accumulated other comprehensive income	19,883	11,107

TOTAL SHAREHOLDERS' DEFICIT	(100,969)	(69,624)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,265	$5,952

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Revenues	$20,000	$53,283

OPERATING EXPENSE
General and administrative expenses	60,122	60,962

Total Operating Expenses	60,122	60,962

Other Income (Expense)
Interest expenses	(10,853)	(5,314)

NET LOSS	$(50,974)	$(12,993)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	8,776	5,153

TOTAL COMPREHENSIVE LOSS	$(42,199)	$(7,840)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

Balance - March 31, 2022	20,000,000	$2,000	$42,230	$5,954	$(117,268)	$(67,084)
Imputed interests	-	-	5,300	-	-	5,300
Net loss	-	-	-	-	(12,993)	(12,993)
Foreign currency translation	-	-	-	5,153	-	5,153

Balance - March 31, 2023	20,000,000	$2,000	$47,530	$11,107	$(130,261)	$(69,624)

Imputed interests	-	-	10,853	-	-	10,853
Net loss	-	-	-	-	(50,974)	(50,974)
Foreign currency translation	-	-	-	8,776	-	8,776

Balance - March 31, 2024	20,000,000	$2,000	$58,383	$19,883	$(181,235)	$(100,969)

The accompanying notes are an integral part of these audited consolidated financial statements.

 - F5 -

 AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,975)	$(12,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	10,853	5,300
Changes in operating assets and liabilities:
Accounts receivable	2,000	1,600
Prepaid expenses	875	(800)
Accrued receipts	-	(40,747)
Net cash used in operating activities	(37,221)	(47,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	35,564	9,931
Net cash provided by financing activities	35,564	9,931

Net effect of exchange rate changes on cash	(155)	(4,621)

Net Change in Cash and Cash Equivalents	$(1,812)	$(42,330)
Cash and cash equivalents - beginning of period	2,977	45,307
Cash and cash equivalents - end of period	$1,165	$2,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

On February 1, 2024, The Company has ended its transaction with Trend Rich Global Limited.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended For the period ended March 31, 2024 and 2023 the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2024	March 31, 2023
Current JPY: US$1 exchange rate	151.31	132.79
Average JPY: US$1 exchange rate	144.58	135.47

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2024 and 2023.

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

The Company does not have any potentially dilutive instruments as of March 31, 2024 and 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2023	21.37%	23.17%	33.58%
2024	21.37%	23.17%	33.58%

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2024 and 2023, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

	March 31,
	2024	2023
Deferred tax asset, generated from net operating loss at statutory rates	$24,558	$16,132
Valuation allowance	(24,558)	(16,132)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2024 and 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2024 and 2023.

The Company did not have any potentially dilutive instruments as of March 31, 2024 and 2023 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2024 and 2023, the Company had imputed interest of $10,853 and $5,300, respectively.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2024 and 2023, the Company had imputed interest of $10,853 and $5,300.

Due to related party

For the year ended March 31, 2024 and 2023, the Company borrowed $35,564 and $9,931, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2024 and 2023, the Company repaid $0 and $0, respectively, to Takehiro Abe. The total due as of March 31, 2024 and 2023 were $102,209 and $75,576, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2024 and 2023, the Company had imputed interest of $10,853 and $5,300.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 7- CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and revenue.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2024, 100% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $20,000.

For the year ended March 31, 2023, 57.1% of the revenue was generated from one customer whose name was Trend Rich Global Limited in the amount of $30,400.

For the year ended March 31, 2023, 42.9% of the revenue was generated from one customer whose name was Trade Link Japan in the amount of $22,883.

NOTE 8 - CONTINGENCIES

For the year ended March 31, 2024 and 2023, the Company was not involved in any legal proceedings. As of March 31, 2024 and 2023, the Company had no pending legal cases.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 5, 2024, the date on which the consolidated financial statements were available to be issued.

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

Our Chief Executive Officer, Takehiro Abe, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2024 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2024, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Takehiro Abe	41	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	41	President, Chief Executive Officer and Director

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2024.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer(s) and director(s) for the year ended March 31, 2021 and for the year ended March 31, 2024.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Sole Officer and Director	2023 2024	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

*The table below is as of March 31, 2024.

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

Item 13. Certain Relationships and Related Transactions.

Additional paid-in capital

For the year ended March 31, 2024 and 2023, the Company had imputed interest of $10,853 and $5,300.

Due to related party

For the year ended March 31, 2024 and 2023, the Company borrowed $35,564 and $9,931, respectively, from Takehiro Abe, CEO of the Company. For the year ended March 31, 2024 and 2023, the Company repaid $0 and $0, respectively, to Takehiro Abe. The total due as of March 31, 2024 and 2023 were $102,209 and $75,576, respectively, and were unsecured, due on demand and non-interest bearing.

For the year ended March 31, 2023 and 2022, the Company had imputed interest of $10,853 and $5,300.

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

		2024	2023
Audit fees	M&K CPAS, PLLC	$28,500	$26,650
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$28,500	$26,650

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

Dated: July 5, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takehiro Abe

Takehiro Abe, Chief Executive Officer, Chief Financial Officer

Dated: July 5, 2024