Form 10-Q
period 2024-12-31
AIS Holdings Group, Inc.
filed 2025-02-11
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2024

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2025: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2024	March 31, 2024
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,002	$1,001
Prepaid expenses	100	100
Assets held for sale	110	164

TOTAL CURRENT ASSETS	1,212	1,265

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$143,899	$102,209
Accrued expenses	-	$25

TOTAL CURRENT LIABILITIES	143,899	102,234

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of December 31, 2024 and March 31, 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2024 and March 31, 2024)	2,000	2,000
Additional paid-in capital	70,064	58,383
Accumulated deficit	(238,373)	(181,235)
Accumulated other comprehensive income	23,622	19,883

TOTAL SHAREHOLDERS' DEFICIT	(142,687)	(100,969)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,212	$1,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

OPERATING EXPENSE
General and administrative expenses	11,514	9,445	43,304	43,592

Total Operating Expenses	11,514	9,445	43,304	43,592

Other Income (Expense)
Interest expenses	(4,255)	(1,797)	(11,681)	(5,493)

Net Loss from continuing operations	(15,769)	(11,242)	(54,985)	(49,085)
Income (loss) from discontinued operations	(450)	5,343	(2,153)	15,360
Net Loss	$(16,219)	$(5,899)	$(57,138)	$(33,725)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	9,200	(4,887)	3,739	3,109

TOTAL COMPREHENSIVE INCOME (LOSS)	$(7,019)	$(10,786)	$(53,398)	$(30,616)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F2 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT

Balance - March 31, 2023	20,000,000	$2,000	$47,530	$11,107	$(130,261)	$(69,624)
Imputed interests	-	-	1,670	-	-	1,670
Net loss	-	-	-	-	(19,341)	(19,341)
Foreign currency translation	-	-	-	5,637	-	5,637

Balance - June 30, 2023	20,000,000	$2,000	$49,200	$16,744	$(149,602)	$(81,658)
Imputed interests	-	-	2,026	-	-	2,026
Net income	-	-	-	-	(8,485)	(8,485)
Foreign currency translation	-	-	-	2,359	-	2,359

Balance - September 30, 2023	20,000,000	$2,000	$51,226	$19,103	$(158,087)	$(85,758)
Imputed interests	-	-	1,797	-	-	1,797
Net income	-	-	-	-	(5,899)	(5,899)
Foreign currency translation	-	-	-	(4,887)	-	(4,887)

Balance - December 31, 2023	20,000,000	$2,000	$53,023	$14,216	$(163,986)	$(94,747)

Balance - March 31, 2024	20,000,000	$2,000	$58,383	$19,883	$(181,235)	$(100,969)
Imputed interests	-	-	3,401	-	-	3,401
Net income	-	-	-	-	(26,477)	(26,477)
Foreign currency translation	-	-	-	5,357	-	5,357

Balance - June 30, 2024	20,000,000	$2,000	$61,784	$25,240	$(207,712)	$(118,688)
Imputed interests	-	-	4,025	-	-	4,025
Net income	-	-	-	-	(14,441)	(14,441)
Foreign currency translation	-	-	-	(10,818)	-	(10,818)

Balance - September 30, 2024	20,000,000	$2,000	$65,809	$14,422	$(222,153)	$(139,922)
Imputed interests	-	-	4,255	-	-	4,255
Net income	-	-		-	(16,220)	(16,220)
Foreign currency translation	-	-	-	9,200	-	9,200

Balance - December 31, 2024	20,000,000	$2,000	$70,064	$23,622	$(238,373)	$(142,687)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2024	December 31, 2023

OPERATING ACTIVITIES
Net loss	$(57,138)	$(33,725)
Net loss (income) from discontinued operations	2,153	(15,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	11,681	5,493
Changes in operating assets and liabilities:
Prepaid expenses	-	900
Accrued expenses	(25)	-
Net cash used in operating activities from continuing operations	(43,329)	(42,692)
Net cash provided by operating activities from discontinued operations	(2,099)	12,569
Net cash used in operating activities	(45,428)	(30,123)

FINANCING ACTIVITIES
Proceeds from due to related party	45,434	30,147
Net cash provided by financing activities	45,434	30,147

Net effect of exchange rate changes on cash	(5)	(24)

Net Change in Cash and Cash Equivalents	$1	$2,791
Cash and cash equivalents - beginning of period	1,001	2,977
Cash and cash equivalents - end of period	$1,002	$5,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F4 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2024	December 31, 2023
Current JPY: US$1 exchange rate	157.18	141.06
Average JPY: US$1 exchange rate	152.48	143.30

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Theeffect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2024 and March 31, 2024.

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

The Company does not have any potentially dilutive instruments as of December 31, 2024 and 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard requires disclosure of significant segment expenses, other segment items, and additional information about the chief operating decision maker (“CODM”). This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

- F6 -

NOTE 3 - DISPOSITIONS AND DISCONTINUED OPERATIONS

AIS HOLDINGS GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

		As of		As of
		December 31, 2024		March 31, 2024

ASSETS	$		$
Current Assets
Cash and cash equivalents		110		164

TOTAL CURRENT ASSETS		110		164

AIS HOLDINGS GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Revenues	$-	$6,000	$-	$18,000

OPERATING EXPENSE
General and administrative expenses	450	657	2,153	2,640

Total Operating Expenses	450	657	2,153	2,640

Net Loss	$(450)	$5,343	$(2,153)	$15,360

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2024, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $25,678 as of December 31, 2024 and will expire beginning in the year 2043. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 6 - SHAREHOLDER EQUITY

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at December 31, 2024 and March 31, 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at December 31, 2024 and March 31, 2024.

The Company did not have any potentially dilutive instruments as of December 31, 2024 and March 31, 2024 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

During the nine months ended December 31, 2024 and 2023, the Company had imputed interest of $11,681 and $5,493.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

During the nine months ended December 31, 2024 and 2023, the Company had imputed interest of $11,681 and $5,493.

Due to related party

For the nine months ended December 31, 2024 and 2023, the Company borrowed $45,434 and $30,147 from Takehiro Abe, CEO of the Company. For the nine months ended December 31, 2024 and 2023, the Company repaid $0 and $0 to Takehiro Abe. The total due as of December 31, 2024 and March 31, 2024 were $143,899 and $102,209 and were unsecured, due on demand and non-interest bearing.

During the nine months ended December 31, 2024 and 2023, the Company had imputed interest of $11,681 and $5,493.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 11, 2025, the date on which the consolidated financial statements were available to be issued.

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

Liquidity and Capital Resources

Our cash balance is $1,002 as of December 31, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takehiro Abe, our sole Director who has informally agreed to advance funds to allow us to pay for operating fees, and professional fees. Takehiro Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

As of December 31, 2024, the Company has $143,899 due to the related party of Mr. Takehiro Abe, our sole officer and director.

We are a start-up company and have generated nominal revenue for the nine months ended December 31, 2024. We have to generate sufficient revenues to cover our costs and expenses as the first priority. If we cannot generate sufficient revenues, long term financing will be required to fully implement our business plan. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We recorded a net loss of $57,138 for the nine months ended December 31, 2024 as opposed to a net income of $33,725 for the nine months ended December 31, 2023. The increase in net loss is attributed to the decrease of revenues.

Going Concern

For the period ended December 31, 2024, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2024. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2024. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (3)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (3)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (3)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Takehiro Abe

Name: Takehiro Abe

Chief Executive Officer

Dated: February 11, 2025

By: /s/ Takehiro Abe

Name: Takehiro Abe

Chief Financial Officer

Dated: February 11, 2025