Form 10-K
period 2025-03-31
AIS Holdings Group, Inc.
filed 2025-07-09
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED March 31, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55769

AIS HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4877329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3-5-2-205, Kojimachi Chiyoda-ku, Tokyo, Japan	102-0083
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	None, however quoted by the OTC Markets Group under the ticker “AIDG”

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

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

As of July 9, 2025, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

AIS HOLDINGS GROUP, INC.

Cautionary Note Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated as Superb Acquisition, Inc. under the laws of the State of Delaware on January 30, 2017, with the purpose of acquiring or merging with an operating business. On June 18, 2017, the prior sole shareholder and controller of Superb Acquisition, Inc. entered into and consummated a Share Purchase Agreement with Takehiro Abe. As part of the agreement, the prior controller transferred all 20,000,000 issued and outstanding shares of the Company’s common stock to Mr. Takehiro Abe.

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

Following the closing of the share purchase transaction above, Takehiro Abe gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On June 18, 2017, the prior sole officer and director of the Company resigned from all positions, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation was not due to any disagreement with the Company regarding its operations, policies, or practices. Commensurate with this change, Mr. Takehiro Abe was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director effective the same day.

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

On August 16, 2018, AIS Japan Co., Ltd., our wholly owned subsidiary, entered into a Software Development Agreement with GL Co., Ltd., whereas GL Co., Ltd. will improve upon the Company’s existing Software Platform Package which is owned by AIS Japan. The fee to further develop the software is in the amount of 5,000,000 JPY (approximately $45,000).

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

On February 1, 2024, The Company ended its relationship/ terminated its agreement with Trend Rich Global Limited.

On April 1, 2025, Takehiro Abe entered into a Share Purchase Agreement (the “Agreement”) with SKYPR LLC, an entity controlled by Ryohei Uetaki, pursuant to which Takehiro Abe sold 18,200,000 shares of his restricted common stock in the Company to SKYPR LLC. These shares, representing approximately 91% of the Company’s outstanding stock, were sold for total consideration of eighty thousand dollars ($80,000). The transaction was consummated on the same date, resulting in a change in control of the Company, with SKYPR LLC becoming the largest controlling stockholder.

On April 1, 2025, Mr. Takehiro Abe resigned from his positions as Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. His resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices. On the same date, Mr. Ryohei Uetaki was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On April 1, 2025, in connection with a change in control of the Company, the Company ceased its operations in the IT and software development sector. As a result, the Company has reverted to its prior status as a "blank check" shell company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. The Company currently has no material operations and is actively seeking potential business combination opportunities.

Business Plan

Prior to April 1, 2025, we were engaged in IT and software development-related activities. Following a change in control on April 1, 2025, we discontinued all related operations and transitioned our business strategy to that of a “blank check” shell company. Although our wholly owned subsidiary, AIS Japan Co., Ltd., no longer conducts any material operations, it remains an inactive but wholly owned subsidiary of the Company.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity.

The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company current business plan is to serve as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

A business combination would help us grow and cease to be a shell company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(b)	Strength and diversity of management, either in place or scheduled for recruitment;

(c)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(d)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(e)	The extent to which the business opportunity can be advanced;

(f)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(g)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Additionally, The Company will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 10% or less of the total issued and outstanding shares of the surviving entity.

Our management anticipates that we will likely be able to affect only one business combination, due primarily to our limited financing.

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

We anticipate difficulty in obtaining financing from other sources since we have no income and limited cash reserves. We are presently reliant on capital contributions towards expenses from our sole officer and director, Ryohei Uetaki. Our sole officer and director has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $30,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consists of one person, our sole officer and director, Mr. Ryohei Uetaki. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately ten (10) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Company, who is not a professional business analyst and, in all likelihood, will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Uetaki and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. Uetaki will be able to identify a business combination target that is suitable for the Company. Ryohei Uetaki, the sole officer and director of the company, may hire third parties to conduct an analysis for a target company or any other business opportunities.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity incidents have the potential to disrupt our business operations, lead to the loss of critical and confidential information, and damage our reputation and financial performance.

Given the company's small size, limited staff, and minimal resources, we have not yet developed or implemented specific cybersecurity risk management programs to safeguard the confidentiality, integrity, and availability of our essential systems and data.

Currently, the security of our information is managed by Mr. Ryohei Uetaki, our sole officer and director. While Uetaki believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

Item 2. Properties.

Our principal executive offices are located at 3-5-2-205, Kojimachi, Chiyoda-ku, Tokyo, 102-0083, Japan. This space is rented by our sole officer and director, Ryohei Uetaki, and is provided to the Company at no cost. We do not own any real property. We believe that our current office space is adequate for our present needs and level of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Marketplace under the “Pink Limited Information” tier and trades under the ticker symbol AIDG. The Company does not have an established market price per share for its common stock.

Holders

As of July 9, 2025, we have 28 shareholders of record of our common stock and 20,000,000 shares of common stock issued and outstanding.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had a cash balance of $6. This amount is not sufficient to fund even minimal levels of ongoing operations. Historically, the Company has relied on funds advanced on an informal basis by Mr. Takehiro Abe, the Company’s former officer and director, to cover certain operating and professional expenses. Mr. Abe is no longer affiliated with the Company and has no continuing obligation, whether formal or informal, to provide financial support.

Going forward, Mr. Ryohei Uetaki, the Company’s sole officer and director, may elect, at his discretion, to provide funding to support the Company’s limited operations. However, Mr. Uetaki has no formal commitment, agreement, or legal obligation to advance or loan funds to the Company.

In order to execute any part of our business plan over the next twelve months, we will require additional financing. As a shell company with no current operations, revenues, or established sources of funding, there can be no assurance that such financing will be available on acceptable terms, or at all.

Due to Related Party

As of March 31, 2025, the Company had $157,399 recorded as due to related party, representing amounts advanced by Mr. Takehiro Abe, the Company’s now former officer and director. This balance was unsecured, non-interest bearing, and payable on demand. The advances were used to fund the Company’s operating expenses.

Effective April 8, 2025, the Company cancelled the full amount of the $157,399 due to related party. As a result, the Company no longer has any amounts outstanding or payable to Mr. Abe.

We are a start-up company and generated no revenue for the year ended March 31, 2025. Any revenue we had derived for prior year ends resulted from our prior business plan, which has since been discontinued. Following a change in control and new leadership under Ryohei Uetaki, our sole officer and director, the Company is now operating as a “blank check” shell company.

Going forward, we must generate sufficient revenue to cover our operating costs and expenses. If we are unable to do so, we will require additional financing to implement our business plan. Should we be unable to obtain the necessary funding, we may be forced to suspend or cease operations.

Net Loss

We recorded a net loss of $77,169 for the year ended March 31, 2025, compared to a net loss of $50,975 for the year ended March 31, 2024. The increase in net loss was primarily due to a decrease in revenues during the year ended March 31, 2025.

Going Concern

For the year ended March 31, 2025, the Company has generated no income from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a more stable source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

- F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AIS Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIS Holdings Group, Inc. (the Company) as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

July 9, 2025

- F2-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2025	March 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$6	$1,165
Prepaid expenses	-	100

TOTAL CURRENT ASSETS	6	1,265

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$157,399	$102,209
Accrued expenses	5,681	25

TOTAL CURRENT LIABILITIES	163,080	102,234

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of March 31, 2025 and March 31, 2024)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2025 and March 31, 2024)	2,000	2,000
Additional paid-in capital	74,592	58,383
Accumulated deficit	(258,405)	(181,235)
Accumulated other comprehensive income	18,739	19,883

TOTAL SHAREHOLDERS' DEFICIT	(163,074)	(100,969)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6	$1,265

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

Revenues	$-	$20,000

OPERATING EXPENSE
General and administrative expenses	60,961	60,122

Total Operating Expenses	60,961	60,122

Other Income (Expense)
Interest expenses	(16,209)	(10,853)

NET LOSS	$(77,170)	$(50,975)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,144)	8,776

TOTAL COMPREHENSIVE INCOME (LOSS)	$(78,314)	$(42,199)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT

Balance - March 31, 2023	20,000,000	$2,000	$47,530	$11,107	$(130,261)	$(69,624)
Imputed interests	-	-	10,853	-	-	10,853
Net loss	-	-	-	-	(50,974)	(50,974)
Foreign currency translation	-	-	-	8,776	-	8,776

Balance - March 31, 2024	20,000,000	$2,000	$58,383	$19,883	$(181,235)	$(100,969)
Imputed interests	-	-	16,209	-	-	16,209
Net loss	-	-	-	-	(77,170)	(77,170)
Foreign currency translation	-	-	-	(1,144)	-	(1,144)

Balance - March 31, 2025	20,000,000	$2,000	$74,592	$18,739	$(258,405)	$(163,074)

The accompanying notes are an integral part of these audited consolidated financial statements.

 - F5 -

 AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

OPERATING ACTIVITIES
Net loss	$(77,170)	$(50,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	16,209	10,853
Changes in operating assets and liabilities:
Accounts receivable	-	2,000
Prepaid expenses	100	875
Accrued expenses	5,656	-
Net cash used in operating activities	(55,205)	(37,221)

FINANCING ACTIVITIES
Proceeds from due to related party	54,047	35,564
Net cash provided by financing activities	54,047	35,564

Net effect of exchange rate changes on cash	(1)	(155)

Net Change in Cash and Cash Equivalents	$(1,159)	$(1,812)
Cash and cash equivalents - beginning of period	1,165	2,977
Cash and cash equivalents - end of period	$6	$1,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2025 AND 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AIS Holdings Group, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 30, 2017 with the name Superb Acquisition, Inc. On September 20, 2017, we changed our name to AIS Holdings Group, Inc.

Prior to April 1, 2025, we were engaged in IT and software development-related activities. Following a change in control on April 1, 2025, we discontinued all related operations and transitioned our business strategy to that of a “blank check” shell company. Although our wholly owned subsidiary, AIS Japan Co., Ltd., no longer conducts any material operations, it remains an inactive but wholly owned subsidiary of the Company.

Our principal executive offices are located at 3-5-2-205, Kojimachi, Chiyoda-ku, Tokyo, 102-0083, Japan.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended for the period ended March 31, 2025 and 2024 the Company did not record any impairment charges on long-lived assets.

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

Accounts Receivable and Allowance

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off against the allowance when identified.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2025	March 31, 2024
Current JPY: US$1 exchange rate	149.95	151.31
Average JPY: US$1 exchange rate	152.49	144.58

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2025 and 2024.

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

The Company does not have any potentially dilutive instruments as of March 31, 2025 and 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard requires disclosure of significant segment expenses, other segment items, and additional information about the chief operating decision maker (“CODM”). This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required. We have evaluated the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

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

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended March 31,	Up to JPY 4 million	Up to JPY 8 million	Over JPY 8 million
2024	21.37%	23.17%	33.58%
2025	21.37%	23.17%	33.58%

United States

AIS Holdings Group, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended March 31, 2025 and 2024, respectively, AIS Holdings Group, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

	March 31,
	2025	2024
Deferred tax asset, generated from net operating loss at statutory rates	$37,360	$24,558
Valuation allowance	(37,360)	(24,558)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2025 and 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2025 and 2024.

The Company did not have any potentially dilutive instruments as of March 31, 2025 and 2024 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the year ended March 31, 2025 and 2024, the Company had imputed interest of $16,209 and $10,853, respectively.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the year ended March 31, 2025 and 2024, the Company had imputed interest of $16,209 and $10,853, respectively.

Due to related party

For the years ended March 31, 2025, and 2024, the Company borrowed $54,047 and $35,564, respectively, from Takehiro Abe, the Company’s former sole officer and director. No repayments were made to Mr. Abe during these periods. As of March 31, 2025, and 2024, the total amount due to Mr. Abe was $157,399 and $102,209, respectively. These amounts were unsecured, non-interest bearing, and payable on demand.

For the year ended March 31, 2025 and 2024, the Company had imputed interest of $16,209 and $10,853, respectively.

As of the years ended March 31, 2025, and 2024, the Company utilized home office space and equipment provided by management at no cost. Management estimates the fair value of these contributions to be immaterial for both periods.

NOTE 7 - CONTINGENCIES

For the year ended March 31, 2025 and 2024, the Company was not involved in any legal proceedings. As of March 31, 2025 and 2024, the Company had no pending legal cases.

NOTE 8 - SEGMENT INFORMATION

The Company operates as a single reporting segment. The Chief Operating Decision Maker is the Company's Chief Executive Officer (“CODM”) who evaluates company performance based on Net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability.  The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company's operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

As of
March 31, 2025

ASSETS
TOTAL CURRENT ASSETS	$6

LIABILITIES AND SHAREHOLDERS' DEFICIT
TOTAL CURRENT LIABILITIES	$163,080
TOTAL SHAREHOLDERS' DEFICIT	(163,074)
6

		Year Ended
		March 31, 2025

OPERATING EXPENSE	$
General and administrative expenses		60,961

Total Operating Expenses		60,961

Interest expenses		(16,209)

LOSS		$(77,170)

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2025, Takehiro Abe entered into a Share Purchase Agreement (the “Agreement”) with SKYPR LLC, an entity controlled by Ryohei Uetaki, pursuant to which Takehiro Abe sold 18,200,000 shares of his restricted common stock in the Company to SKYPR LLC. These shares, representing approximately 91% of the Company’s outstanding stock, were sold for total consideration of eighty thousand dollars ($80,000). The transaction was consummated on the same date, resulting in a change in control of the Company, with SKYPR LLC becoming the largest controlling stockholder.

On April 1, 2025, Mr. Takehiro Abe resigned from his positions as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. Additionally, Mr. Abe resigned from his role as Director, with his resignation becoming effective on the 10th day after the mailing of the Company’s information statement on Schedule 14F-1 to the Company’s stockholders.

On April 1, 2025, Mr. Ryohei Uetaki was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Effective April 8, 2025, the Company cancelled the full $157,399 balance due to Mr. Takehiro Abe. As a result, the Company no longer has any amounts outstanding or payable to him.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, consisting of our sole officer and director, Ryohei Uetaki, who serves as our Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Mr. Uetaki has concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer and Chief Financial Officer, Ryohei Uetaki has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2025 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management, consisting solely of Ryohei Uetaki, concluded that, as of March 31, 2025, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s sole officer and director, Ryohei Uetaki, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer and Chief Financial Officer, Ryohei Uetaki, considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources.

Our sole officer and director, Ryohei Uetaki, believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Ryohei Uetaki recognizes that the Company’s controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue, namely, domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions and lack of an audit committee.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

When our financial condition may allow, we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and AIS Japan Co., Ltd. (our wholly owned subsidiary) are provided below:

AIS Holdings Group, Inc.

NAME	AGE	POSITION
Ryohei Uetaki	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

AIS JAPAN Co., Ltd.

NAME	AGE	POSITION
Takehiro Abe	42	President, Chief Executive Officer and Director

Ryohei Uetaki

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the Company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. On April 1, 2025, he was appointed as the president, CEO and director of AIS Holdings Group, Inc..

Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC, Kids Cell Technologies Corporation and AIS Holdings Group, Inc.

Due to Mr. Uetaki’s diverse business experience, the Board has determined it is in the best interest of the Company to appoint him as the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director.

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

On April 1, 2016 he was appointed as the Chief Operating Officer and Director of White Fox Ventures, Inc., a Nevada Corporation. On August 12, 2016, he was appointed as Chief Financial Officer of White Fox Ventures, Inc. On June 20, 2017, he resigned as the Chief Operating Officer, Chief Financial Officer and Director of White Fox Ventures, Inc. The resignation was not the result of any material disagreements with the Company. On April 1, 2025, he resigned from his positions as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of AIS Holdings Group, Inc.

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

In lieu of an Audit Committee, the Company’s Board of Directors, consisting solely of Mr. Ryohei Uetaki, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, Chief Executive Officer, and Chief Financial Officer of the Company, all positions currently held by Ryohei Uetaki, review the Company’s internal accounting controls, practices, and policies.

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

Audit Committee Financial Expert

Our Board of Directors, consisting solely of Mr. Ryohei Uetaki, has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our sole director, Ryohei Uetaki, is are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Ryohei Uetaki does not believe that it is necessary to have an audit committee at this time because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director, Ryohei Uetaki, has not been involved in or a party in any of the following events or actions during the past ten years:

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, currently comprised solely of Ryohei Uetaki, evaluated the Company’s business and staffing levels and determined that, given operations are conducted by a small number of individuals, general fiduciary duties and applicable federal and state laws governing criminal conduct, business practices, and securities regulation provide adequate ethical guidance. Should the Company’s operations, personnel, or Board expand in the future, we may consider adopting a formal Code of Ethics.

Shareholder Proposals

Our Company does not have a defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors, currently comprised solely of Ryohei Uetaki, believes that, given the Company’s current stage of development, a specific nominating policy would be premature and of limited value until the business operations mature further. The Company does not currently have specific criteria for the election of Board nominees, nor does it maintain a formal process for evaluating such nominees. The Board will assess all candidates, whether proposed by management or shareholders, and make recommendations for election or appointment.

Shareholders wishing to communicate with the Board of Directors may do so by sending a written request addressed to our sole officer and director, Ryohei Uetaki, at the address appearing on the first page of this Annual Report.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2025.

Procedure for Nominating Directors

In 2025, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended March 31, 2025 and/or March 31, 2024; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2025 and/or March 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended March 31, 2025 and/or March 31, 2024.

Name and principal position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takehiro Abe, Former Sole Officer and Director (1)	2025	0	0	0	0	0	0	0	0
Takehiro Abe, Former Sole Officer and Direcotr (1)	2024	0	0	0	0	0	0	0	0
Ryohei Uetaki, Current Sole Officer and Director (2)	2025	0	0	0	0	0	0	0	0
Ryohei Uetaki, Current Sole Officer and Director (2)	2024	0	0	0	0	0	0	0	0

(1) On April 1, 2025, Takehiro Abe resigned from his positions as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer of the Company.

(2) On April 1, 2025, Ryohei Uetaki was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer of the Company.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole officer and director received no compensation for services as director during the last two fiscal years.

Equity Compensation Plan Information

Not applicable.

Employment Agreements of our Sole Officer and Director

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors, currently comprising Ryohei Uetaki, reserves the right in the future to award members of the Board cash or stock-based compensation for their services to the Company. Any such awards, if granted, shall be made at the sole discretion of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors has sole discretion to determine the compensation of our executive officers. The Board reserves the right to pay current and future executives a salary, issue shares of common stock in consideration for services rendered, and award incentive bonuses based on both the Company’s performance and the individual executive’s performance. Compensation packages may also include long-term stock-based awards designed to align executive interests with the Company’s long-term business objectives. While no performance-based stock options have been granted to date, the Board reserves the right to grant such options in the future if it determines that doing so would be in the best interests of the Company.

Incentive Bonus

The Board of Directors, currently comprised solely of Ryohei Uetaki, may grant incentive bonuses to the executive officer and/or future executive officers in its sole discretion if it believes such bonuses are in the best interests of the Company. This determination will consider the Company’s current business objectives and growth, as well as the monthly revenue generated, which is directly attributable to the actions and performance of such executives.

Long-term, Stock Based Compensation

In order to attract, retain, and motivate executive talent necessary to support the Company’s long-term business strategy, we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which is currently comprised solely of Ryohei Uetaki. We do not currently have any immediate plans to award such compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report the Company has 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

The following table sets forth, as of July 9, 2025, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

The address for each of the individuals and entities listed in the table below is 3-5-2-205, Kojimachi, Chiyoda-ku, Tokyo, Japan 102-0083.

*The table below is as of July 9, 2025.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer	0	0.00%	N/A	N/A	0.00%
5% or greater Shareholders
SKYPR LLC (1)	18,200,000	91.00%	N/A	N/A	91.00%

(1)	Ryohei Uetaki is the sole member of SKYPR LLC, a Delaware Limited Liability Company. Ryohei Uetaki is also the sole officer and director of AIS Holdings Group, Inc. While Ryohei Uetaki does not personally own any shares of AIS Holdings, Inc., he has indirect control over 18,200,000 shares of restricted common stock, which are held directly by SKYPR LLC.

Additional Notes to the Table (Not Detailed Above): Our former sole officer and director, Mr. Takehiro Abe, currently holds a total of 80,000 shares of common stock indirectly through four entities: LD Square Co., Ltd., LD Square LLC, Tomokotakehiro Ltd., and TOMOKOTA Ltd. Each of these entities holds 20,000 shares of common stock, and Mr. Abe exercises control over all four entities.

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

Item 13. Certain Relationships and Related Transactions.

Additional paid-in capital

For the year ended March 31, 2025 and 2024, the Company had imputed interest of $16,209 and $10,853, respectively.

Due to related party

For the years ended March 31, 2025, and 2024, the Company borrowed $54,047 and $35,564, respectively, from Takehiro Abe, the Company’s former sole officer and director. No repayments were made to Mr. Abe during either period. As of March 31, 2025, and 2024, the total amount due to related party was $157,399 and $102,209, respectively. These amounts were unsecured, non-interest bearing, and payable on demand. The advances were used to fund the Company’s operating expenses.

Effective April 8, 2025, the Company cancelled the full $157,399 balance due to Mr. Abe. As a result, the Company no longer has any amounts outstanding or payable to him.

For the year ended March 31, 2025, and 2024, the Company had imputed interest of $16,209 and $10,853, respectively.

Office Space

Our principal executive offices are located at 3-5-2-205, Kojimachi, Chiyoda-ku, Tokyo, 102-0083, Japan. This space is rented by our sole officer and director, Ryohei Uetaki, and is provided to the Company at no cost. We do not own any real property. We believe that our current office space is adequate for our present needs and level of operations.

From time to time, the Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions - such as those described above - with our executive officer, director, or significant stockholders. Currently, all such roles are held by a single individual, Ryohei Uetaki, who serves as the Company’s sole officer and director. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that related party transactions will be subject to review and approval by the Board of Directors or an appropriate committee. Until then, any related party transactions will continue to be approved solely by Mr. Uetaki in his capacity as the Company’s sole director.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2025	2024
Audit fees	M&K CPAS, PLLC	$31,050	$28,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$31,050	$28,500

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

AIS Holdings Group, Inc.

(Registrant)

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: July 9, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer

Dated: July 9, 2025