Form 10-Q
period 2025-06-30
AIS Holdings Group, Inc.
filed 2025-08-18
CIK 1702015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

AIS HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-55769	36-4877329
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

3-5-2-205, Kojimachi, Chiyoda-ku, Tokyo, Japan
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2025: 20,000,000 shares of common stock.

AIS HOLDINGS GROUP, INC.

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AIS HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2025	March 31, 2025
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$29	$6
Prepaid expenses	9,166	-

TOTAL CURRENT ASSETS	9,195	6

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$72,435	$157,399
Accrued expenses	-	$5,681

TOTAL CURRENT LIABILITIES	72,435	163,080

Shareholders' Deficit
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of as of June 30, 2025 and March 31, 2025)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2025 and March 31, 2025)	2,000	2,000
Additional paid-in capital	236,311	74,592
Accumulated deficit	(317,522)	(258,405)
Accumulated other comprehensive income	15,971	18,739

TOTAL SHAREHOLDERS' DEFICIT	(63,240)	(163,074)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,195	$6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1-

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2025	June 30, 2024

OPERATING EXPENSE
General and administrative expenses	$57,499	$23,076

Total Operating Expenses	57,499	23,076

Other Income (Expense)
Other income	-	-
Interest expenses	(1,618)	(3,401)

NET LOSS	$(59,117)	$(26,477)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,768)	5,357

TOTAL COMPREHENSIVE INCOME (LOSS)	$(61,885)	$(21,120)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F2 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT

Balance – March 31, 2024	20,000,000	$2,000	$58,383	$19,883	$(181,235)	$(100,969)
Imputed interests	-	-	3,401	-	-	3,401
Net loss	-	-	-	-	(26,477)	(26,477)
Foreign currency translation	-	-	-	5,357	-	5,357

Balance – June 30, 2024	20,000,000	$2,000	$61,784	$25,240	$(207,712)	$(118,688)

Balance – March 31, 2025	20,000,000	$2,000	$74,592	$18,739	$(258,405)	$(163,074)
Cancel the loan from Takehiro Abe	-	-	160,101	-	-	160,101
Imputed interests	-	-	1,618	-	-	1,618
Net income	-	-	-	-	(59,117)	(59,117)
Foreign currency translation	-	-	-	(2,768)	-	(2,768)

Balance – June 30, 2025	20,000,000	$2,000	$236,311	$15,971	$(317,522)	$(63,240)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

AIS HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(59,117)	$(26,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,618	3,401
Changes in operating assets and liabilities:
Prepaid expenses	(9,133)	-
Accrued expenses	(5,681)	(25)
Net cash used in operating activities	(72,313)	(23,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	72,435	23,134
Net cash provided by financing activities	72,435	23,134

Net effect of exchange rate changes on cash	(99)	(10)

Net Change in Cash and Cash Equivalents	$23	$23
Cash and cash equivalents - beginning of period	6	1,165
Cash and cash equivalents - end of period	$29	$1,188

NON-CASH TRANSACTIONS
Cancel the loan from Takehiro Abe	$161,101	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F4 -

 AIS HOLDINGS group, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

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

Effective April 8, 2025, the Company cancelled the full $160,101 balance due to Mr. Takehiro Abe. As a result, the Company no longer has any amounts outstanding or payable to him.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the period ended for the period ended June 30, 2025 and 2024 the Company did not record any impairment charges on long-lived assets.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2025	June 30, 2024
Current JPY: US$1 exchange rate	144.01	160.83
Average JPY: US$1 exchange rate	144.53	155.83

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2025 and 2024.

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

The Company does not have any potentially dilutive instruments as of June 30, 2025 and 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For three months ended June 30, 2025, the Company, as a holding company registered in the state of Delaware, has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $28,207 as of June 30, 2025 and will expire beginning in the year 2044. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at June 30, 2025 and 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at June 30, 2025 and 2024.

The Company did not have any potentially dilutive instruments as of June 30, 2025 and 2024 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the three months ended June 30, 2025 and 2024, the Company had imputed interest of $1,618 and $3,401, respectively.

Effective April 8, 2025, the Company cancelled the full $160,101 balance due to Mr. Takehiro Abe and added $160,101 in the additional paid-in capital.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Additional paid-in capital

For the three months ended June 30, 2025 and 2024, the Company had imputed interest of $1,618 and $3,401, respectively.

Effective April 8, 2025, the Company cancelled the full $160,101 balance due to Mr. Takehiro Abe and added $160,101 in the additional paid-in capital.

Due to related party

For the three months ended June 30, 2025, and 2024, the Company borrowed $0 and $17,767, respectively, from Takehiro Abe, the Company’s former sole officer and director. No repayments were made to Mr. Abe during these periods. As of June 30, 2025, and 2024, the total amount due to Mr. Abe was $0 and $119,976, respectively. These amounts were unsecured, non-interest bearing, and payable on demand.

Effective April 8, 2025, the Company cancelled the full $160,101 balance due to Mr. Takehiro Abe. As a result, the Company no longer has any amounts outstanding or payable to him.

For the three months ended June 30, 2025, the Company borrowed $72,435 from ZEXAVERSE Co., Ltd. (“ZEXAVERSE”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company. No repayments were made to ZEXAVERSE during these periods. As of June 30, 2025, the total amount due to ZEXAVERSE was $72,435. These amounts were unsecured, non-interest bearing, and payable on demand.

For the three months ended June 30, 2025 and 2024, the Company had imputed interest of $1,618 and $3,401, respectively.

For the three months ended June 30, 2025, and 2024, the Company utilized home office space and equipment provided by management at no cost. Management estimates the fair value of these contributions to be immaterial for both periods.

NOTE 7 - CONTINGENCIES

For the three months ended June 30, 2025 and 2024, the Company was not involved in any legal proceedings. As of June 30, 2025 and 2024, the Company had no pending legal cases.

NOTE 8 - SEGMENT INFORMATION

The Company operates a single reporting segment engaged in IT and software development-related activities. As of June 30, 2025, current assets of $9,195 were classified as neither sales, accounts receivable, nor inventory. For the three months ended June 30, 2025, the Company had not have intra-entity sales or transfers.

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

The following represents segment information for the Company’s single operating segment, for the periods presented:

As of
June 30, 2025

ASSETS
TOTAL CURRENT ASSETS	$9,195

		Three Months
		Ended
		June 30, 2025

OPERATING EXPENSE	$
General and administrative expenses		57,499

Total Operating Expenses		57,499

Interest expenses		(1,618)

LOSS		$(59,117)

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2025, the date on which the consolidated financial statements were available to be issued.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $29. This amount is not sufficient to fund even minimal levels of ongoing operations. Historically, the Company has relied on funds advanced on an informal basis by Mr. Takehiro Abe, the Company’s former officer and director, to cover certain operating and professional expenses. Mr. Abe is no longer affiliated with the Company and has no continuing obligation, whether formal or informal, to provide financial support.

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

Due to Related Party

For the three months ended June 30, 2025, and 2024, the Company borrowed $0 and $17,767, respectively, from Takehiro Abe, the Company’s former sole officer and director. No repayments were made to Mr. Abe during these periods. As of June 30, 2025, and 2024, the total amount due to Mr. Abe was $0 and $119,976, respectively. These amounts were unsecured, non-interest bearing, and payable on demand.

Effective April 8, 2025, the Company cancelled the full $160,101 balance due to Mr. Takehiro Abe. As a result, the Company no longer has any amounts outstanding or payable to him.

For the three months ended June 30, 2025, the Company borrowed $72,435 from ZEXAVERSE Co., Ltd. (“ZEXAVERSE”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company. No repayments were made to ZEXAVERSE during these periods. As of June 30, 2025, the total amount due to ZEXAVERSE was $72,435. These amounts were unsecured, non-interest bearing, and payable on demand.

Going forward, we must generate sufficient revenue to cover our operating costs and expenses. If we are unable to do so, we will require additional financing to implement our business plan. Should we be unable to obtain the necessary funding, we may be forced to suspend or cease operations.

Net Loss

We recorded a net loss of $59,117 for the three months ended June 30, 2025 as opposed to a net income of $26,477 for the three months ended June 30, 2024. The increase in net loss is attributed to the increase in operating expenses.

Going Concern

For the period ended June 30, 2025, the Company has suffered recurring losses from operations, yielded negative cash flows from operations, and had a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2025. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2025. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (3)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (3)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (3)

(1)	Filed as an exhibit to the Company's Form 10 Registration Statement on Form 10-12G, as filed with the SEC on April 17, 2017, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2017.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AIS HOLDINGS GROUP, INC.

(Registrant)

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Executive Officer

Dated: August 15, 2025

By: /s/ Ryohei Uetaki

Name: Ryohei Uetaki

Chief Financial Officer

Dated: August 15, 2025